Form 10-K
period 1993-12-31
UNIMAR CO
filed 1994-03-28
CIK 752290

PART I
Item 1.  Business

General

    Unimar Company (the Company) was organized as a general partnership in 1984 under the Texas Uniform Partnership Act. The partners are LASMO (Ustar), Inc. (Ultrastar), a Delaware corporation and an indirect, wholly owned subsidiary of LASMO plc (LASMO), a public limited company organized under the laws of England, and Unistar, Inc. (Unistar), a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc.
(UTPH), a Delaware corporation. UTPH is approximately 38 percent owned by two partnerships controlled by an affiliate of Kohlberg Kravis Roberts & Co. (KKR) with the remaining outstanding common stock publicly held.

    The Company's sole business is its ownership of ENSTAR Corporation (ENSTAR) which, through its wholly-owned subsidiaries, Virginia International Company (INTERNATIONAL) and Virginia Indonesia Company (VICO), has a 23.125 percent working interest in, and is the operator of, a joint venture (the Joint Venture) for the exploration, development and production of oil and natural gas (gas) in East Kalimantan, Indonesia, under a production sharing contract (Production Sharing Contract or PSC) with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), the state petroleum enterprise of the Republic of Indonesia. The majority of the revenue derived from the Joint Venture results from the sale of liquefied natural gas (LNG). Currently, the LNG is sold principally to utility and industrial companies in Japan, Taiwan and Korea. See "The Joint Venture" below.

    The principal executive offices of the Company are at 1221 McKinney, Suite 600, Houston, Texas 77010 and its telephone number is (713) 654-8550. A Management Board consisting of six members, three appointed by each partner, exercises management, budgeting and financial control of the Company. As of December 31, 1993, VICO, in its capacity as the Joint Venture operator, had approximately 2,130 employees in the United States and Indonesia. The Company presently does not have any other employees. All aspects of the Company's business that are not associated with the management of the Joint Venture, such as operations, legal, accounting, tax and other management functions, are supplied by employees of the partners in accordance with management agreements.

    The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons, and the demand for petroleum products.
Furthermore, the Company's business could be profoundly affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment, and international economic and political developments including actions of members of the Organization of Petroleum Exporting Countries (OPEC). See
Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company's Indonesian Participating Units

    (a)  Market information.  The Company's Indonesian
Participating Units (IPUs) are listed for trading on the American
Stock Exchange under the symbol "UMR." The following table shows the reported high and low sales prices of the IPUs on a quarterly basis:

                INDONESIAN PARTICIPATING UNITS' PRICE RANGE

         First Qtr.     Second Qtr.    Third Qtr.     Fourth
                                                      Qtr.
1993
High        9-1/8         10-1/4          9-3/4         9-1/2
Low         6-7/8          8-1/4          8-5/8         8-1/4

1992
High        8              6-1/2          7             7-5/8
Low         5              5-1/4          5-3/4         6-3/8

Source of prices:  American Stock Exchange

    (b) Holders. As of March 1, 1994, 10,778,590 IPUs were outstanding and held by approximately 4,301 holders of record.

    (c)   Payments per Indonesian Participating Unit.

Period                            Payment Date           Payment

First Quarter  - 1992             June 1, 1992             0.35
Second Quarter - 1992             August 31, 1992          0.37
Third Quarter  - 1992             November 30, 1992        0.54
Fourth Quarter - 1992             March 1, 1993            0.44
First Quarter  - 1993             June 1, 1993             0.46
Second Quarter - 1993             August 30, 1993          0.28
Third Quarter  - 1993             November 29, 1993        0.45
Fourth Quarter - 1993             March 1, 1994            0.38

    Each IPU entitles the holder thereof to receive until September 25, 1999, a payment (Participation Payment) for any quarterly period equal to the product of (i) a fraction, the numerator of which is 1 and the denominator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, multiplied by (ii) the amount by which cumulative Net Cash Flow (as defined below) through the end of such quarterly period exceeds the aggregate amount of all preceding Participation Payments in respect of all IPUs. If Net Cash Flow is zero or negative for any quarterly period, no Participation Payment for that quarter will be made.

    The amount of Net Cash Flow for any quarterly period is equal to the product of (i) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by (ii) 32 percent of (a) all cash actually received in the United States by INTERNATIONAL and VICO (for purposes hereof, the Special Subsidiaries) during such quarterly period from their aggregate 23.125 percent interest in the Joint Venture (or actually received by them outside the United States if they voluntarily elect not to repatriate such cash) minus (b) an amount equal to the sum of (A) the aggregate amount of all accruals or expenditures made by the Special Subsidiaries during such quarterly period as a result of their interest in the Joint Venture, (B) foreign or domestic taxes paid by the Special Subsidiaries, (C) any award, judgment or settlement and related legal fees incurred by the Special Subsidiaries, (D) certain operating expenses incurred by the Special Subsidiaries, and (E) the amortization of capitalized advances made by the Special Subsidiaries for certain major capital expenditures, together with interest thereon.

    Participation Payments for any quarterly period will be paid 60 days in arrears to holders of record on the date 45 days after the last day of the period. Participation Payments of less than $0.01 per IPU for any quarterly period will be accumulated and paid when Participation Payments in any succeeding quarter, together with previously unpaid amounts, exceed $0.01 per IPU.

Units of Measure Restatement

    In order to better conform the Company's disclosures to those of its partners, the definition of a Net Equivalent Cargo and MCF have been revised. All relevant disclosures relating to prior years have been restated to conform to these two new definitions.

Net Equivalent Cargo (NEC)

    In prior years one NEC equaled the quantity of LNG delivered for the Joint Venture's 97.9 percent interest in a 1973 Sales Contract shipment or any average of 2,873 BBTUs of gas. The definition of a NEC has now been changed to the quantity of LNG delivered in a 1973 Sales Contract shipment or an average of 2,942 BBTUs.

MMCF of Gas

    In prior years an MMCF of gas was referred to as "wet gas" which contained residual amounts of condensate. This definition has been changed to "dry gas" after any residual condensate has been removed. As an example, approximately 3.1 billion cubic feet of wet gas are required to produce 2.9 trillion BTUs of LNG; whereas, approximately 3.0 billion cubic feet of dry gas are required to produce 2.9 trillion BTUs of LNG.

                                 BUSINESS
The Joint Venture

    The Joint Venture participants are INTERNATIONAL (15.625%), VICO (7.5%), LASMO Sanga Sanga Limited (an indirect subsidiary of LASMO formerly called Ultramar Indonesia Limited) (26.25%), Union Texas East Kalimantan Limited (an indirect subsidiary of UTPH) (26.25%), and Universe Gas & Oil Company, Inc. (a subsidiary of a consortium led by Japan Petroleum Exploration Co., Ltd.) (4.375 %). In addition, Opicoil Houston, Inc. (an affiliate of the Chinese Petroleum Corporation) holds a 16.67 percent equity interest and a 20 percent voting interest, with the remaining
3.33 percent non-voting equity interest held by assignees of Opicoil Houston, Inc. VICO in its capacity as the Joint Venture operator conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants. The vote of participants holding 66-2/3 percent of the total ownership is generally required for approval of significant matters pertaining to the Joint Venture.

Terms of Production Sharing Contract

    Under a PSC with Pertamina that was amended and extended in 1990 until August 7, 2018, the Joint Venture is authorized to explore for, develop, and produce petroleum reserves in an approximate 1.4 million acre area in East Kalimantan. In accordance with the requirements of the PSC, during 1991, the Joint Venture selectively relinquished approximately 10 percent of the PSC area. The Joint Venture must relinquish 10 percent of the PSC area by April 23, 1994; 10 percent by August 7, 1998; 10 percent by December 31, 2000; 15 percent by December 31, 2002 and 15 percent by December 31, 2004. However, the Joint Venture is not required to relinquish any of the PSC area in which oil or
gas is held for production.   Additionally, pursuant to the terms
of the PSC, the Joint Venture, having produced 185 million barrels of oil, paid Pertamina a $5 million non-cost recoverable bonus in March 1993.

    Under the PSC, the Joint Venture participants are entitled to recover cumulative operating and certain capital costs out of the crude oil, condensate and gas produced each year, and to receive a share of the remaining crude oil and condensate production and a share of the remaining revenues from the sale of gas on an after-Indonesian tax basis. The method of recovery of capital costs is a system of depreciation and amortization that is similar to U.S. tax accounting methods. The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to Pertamina. The split after August 7, 1998, will be 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina for gas sales under the 1973 and 1981 LNG Sales Contracts, Korean carryover quantities and the seven 1986 liquefied petroleum gas (LPG) Sales Contracts (and any extensions thereto) to the extent that the gas to fulfill these contracts is committed from the Badak or Nilam fields; after August 7, 1998, all other LNG sales contract revenues will be split 30 percent to the Joint Venture after Indonesian income taxes and 70 percent to Pertamina. Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018 will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to Pertamina. These revenue splits are based on Indonesian income tax rates of 56 percent through August 7, 1998 and 48 percent thereafter.

    In addition, the Joint Venture is required to sell out of its share of production 8.5 percent (7.2 percent after August 7, 1998) of the total oil and gas condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP). The participants' remaining oil and condensate production is generally sold in world markets.

    The Joint Venture has no ownership interest in the oil and gas reserves. The Joint Venture has long-term supply agreements with Pertamina for the supply of gas and petroleum gas to be liquefied at a liquefaction plant owned by Pertamina at Bontang Bay (the LNG Plant) and sold to certain buyers pursuant to sales contracts. The Joint Venture, other participating production sharing contractors and Pertamina together market the LNG and the LPG produced at the LNG Plant and LPG facilities and, as to the amounts allocable to the PSC, the Joint Venture and Pertamina divide the net proceeds in accordance with the percentages set out above.

    Payment for LNG and LPG is made in U. S. dollars to a U. S. bank as trustee for Pertamina, the Joint Venture, other participating production sharing contractors and lenders that have provided funds to build the LNG Plant and the LPG facilities. The LNG Plant's processing costs, principal and interest payable on borrowings from such lenders, transportation costs, and certain other miscellaneous costs are deducted from the gross LNG and LPG sales proceeds. The remaining amount represents the net proceeds for gas delivered to the LNG Plant and is divided among Pertamina, the Joint Venture, and the other production sharing contractors in accordance with the terms of their respective agreements.

Exploration and Development

    From inception in 1972 up to and including December 31, 1993, the following wells were drilled in the East Kalimantan contract area:

                           Total    Completed
    Field                  Wells    Productive    Dry  Suspended
   Location               Drilled     Wells      Holes    Wells


    Badak                   184        174         7        3
    Nilam                   154        154         -        -
    Semberah                 53         49         4        -
    Mutiara                  44         37         6        1
    Pamaguan                 32         26         6        -
    Wailawi                   6          6         -        -
    Other                    44          8        30        6

    Totals                  517        454        53       10

    Two significant fields, Badak and Nilam, have been discovered in the East Kalimantan area. The Badak field is in the northeast portion of the East Kalimantan contract area, and the Nilam field is located immediately south of the Badak field. Total Indonesie and Indonesia Petroleum, Ltd. (the Total Group), who are not parties to the Joint Venture but have interests in the Nilam and Badak fields, are parties to unitization agreements with the Joint Venture in both fields. All gas and condensate from the Badak and Nilam fields and all oil from the Nilam field, as well as all allowable costs incurred in connection therewith, are deemed attributable to the Joint Venture and the Total Group in the ratio of their respective participating interests under the Badak and Nilam unitization agreements. VICO acts as operator for the Joint Venture and the Total Group in both fields. See "Business - The Joint Venture." The Joint Venture is also producing from four additional fields in the East Kalimantan area: Pamaguan, Mutiara, Semberah and Wailawi.

    The tables below summarize completed exploratory and development drilling from 1991 through 1993 for the East
Kalimantan contract area.

                           EXPLORATORY DRILLING

                    Wells                      Dry
         Year      Drilled     Discoveries    Holes

         1991         2             1           1
         1992         2             0           2
         1993         3             0           3

         Totals       7             1           6


                  DEVELOPMENT OR FIELD EXTENSION DRILLING

                              Completed
            Wells     For      For    For Dual       Dry
 Year      Drilled    Gas      Oil    Oil & Gas     Holes

 1991        37       30        3         4            -
 1992        31       24        5         2            -
 1993        31       25        1         3            2

 Totals      99       79        9         9            2

    Of 454 completed productive wells in the East Kalimantan contract area, approximately 250 contain more than one completion in the same bore hole.

    Six wells were in progress as of December 31, 1993. This includes wells that were drilled but not completed at the end of 1993. None of the suspended or "in-progress" wells are included in the tables above.

    The Company's share of the costs of the above wells ranged from 18.53 percent to 23.125 percent.

    The following table sets forth total gas liquefied and sold as LNG, the Company's net share of such production (calculated on a million cubic feet equivalency basis as described in Note b below), average sales prices (excluding transportation costs) and production (lifting) costs of such production for the years 1991 through 1993.

                               Years ended December 31, (a)
                             1993           1992           1991
                                                 (Restated)
Gas Production
 for LNG (MMCF) (b)         637,847        621,600       579,001

Company's Net Share
 (MMCF equivalency) (c)      80,873         77,264        78,598


Average Sales Price
 per MCF (d)                  $2.75          $2.92         $3.07

Average Production (Lifting)
 Cost per MCF                 $0.13          $0.14         $0.15


(a) All amounts appearing in this table are for dry gas. The 1992 and 1991 amounts were previously reported on a wet gas basis and have been restated as dry gas.

(b) Represents the volumes of LNG delivered and sold to purchasers which is measured by its British Thermal Unit
         (BTU) content and, for purposes of this table, has been converted to MMCF equivalents based on a ratio of approximately 3.0 billion cubic feet (BCF) of gas required
         at the plant to produce 2.9 trillion BTUs of LNG.   The Gas
         Production for LNG includes production attributable to UNOCAL Indonesia Ltd., the Total Group and Pertamina. The term "MMCF" refers to 1,000,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

(c) The net share figures shown above have been calculated by dividing the Company's total LNG revenues for each year by the average price per MCF (in the form of LNG) received by Pertamina for the sale of LNG during such year. The result represents the MCF equivalent of the Company's LNG revenues.

(d) The sales price is based on the average sales price (excluding transportation) per MMBTU of LNG received by Pertamina. The term "MMBTU" refers to 1,000,000 British Thermal Units. The sales price per MMBTU has been converted to a price per MCF based on the conversion ratio referred to in note (b) above. The term "MCF" refers to 1,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

         The Company's production costs are small in relation to its revenues because the Joint Venture's revenues under the LNG contracts are net of costs associated with transporting and converting the gas to LNG and shipping the LNG to the purchasers.
The costs, which are considered to be production costs, are those costs incurred to operate and maintain wells and related equipment and facilities.

         During 1993, the Company's share of the Joint Venture's expenditures was approximately $59 million, including $5 million of exploration expenditures and $37 million of development expenditures. In 1994, the Company's share of the Joint Venture's expenditures is expected to total $56 million, including $3 million of exploration expenditures and $35 million of development expenditures. The 1994 budgeted expenditures primarily reflect continued development drilling required to maintain adequate gas deliverability.

Reserves

         The Company files no reports which include estimates of oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

         The estimated proved reserves of gas and of oil and condensate as of December 31, 1990, 1991, 1992 and 1993 attributable to the Joint Venture's interest in the PSC in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ultrastar. Gross proved field reserves are as follows:

                              Crude Oil and
                                Condensate               Gas
   Total Proved Reserves     (000's barrels)         (Dry MMCFs)

Dec. 31, 1990 (Gas restated)      149,194             7,294,804
Dec. 31, 1991 (Gas restated)      135,712             7,615,739
Dec. 31, 1992 (Gas restated)      146,055             7,436,171
Dec. 31, 1993                     203,068             7,187,995*

    * equivalent to approximately 6,966 trillion BTUs.

    The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves but rather has the right to receive production and revenues from the sale of oil, condensate, gas, LNG and LPG in accordance with the PSC and other agreements.

    The Company has revised its method of disclosing all proved and proved developed gas reserves from a wet gas basis to a dry gas basis. This change has been effected to conform to the reporting method used by the Company's partners. The Company's estimates of its net share of proved developed and undeveloped reserves, as of December 31 of each year since 1990, are included in the Supplemental Financial Information in Item 8.

LNG Plant

    Gas produced from the Joint Venture's interest in the PSC reserves is liquefied at the LNG Plant, which is owned by Pertamina and operated on a cost-reimbursement basis by a corporation in which the Joint Venture owns a 20 percent interest. The LNG Plant currently consists of six processing units (trains) having a combined input capacity at year-end 1993 of approximately 2.6 billion cubic feet of gas per operating day and a production capacity of approximately 626,000 barrels or 99,500 cubic meters of LNG and 28,000 barrels of condensate per day. The five storage tanks at the LNG Plant have a total capacity of 3.2 million barrels of LNG. Gas is supplied to the plant through three pipelines (two 36 inch and one 42 inch) which are connected to the central gas facilities at the Badak field, 35 miles south of the LNG Plant.

    The LNG Plant has been developed in four phases. The original facility, which consisted of two trains (Trains A and B) and a dock, was constructed with financing arranged by Pertamina with the Central Bank of the Republic of Indonesia, a consortium of Japanese banks and a corporation owned substantially by the Japanese LNG purchasers, and became fully operational in August 1977. Final payment on the loans was made in the first quarter of 1990.

    Expansion of the LNG Plant from two to four trains (Trains C and D) was completed in 1983. Funding was arranged by Pertamina with Japan Indonesia LNG Co., Ltd. (JILCO). Final payment on this financing arrangement was made in the third quarter of 1993.

    A fifth processing train (Train E) was completed in 1989 and supplies LNG required for the Taiwan LNG Sales Contract with the Chinese Petroleum Corporation (CPC), the state petroleum enterprise of the Republic of China (Taiwan). Project financing was arranged through a trustee borrowing with a consortium of Japanese banks and is supported by revenues from such sales contract, as well as in certain limited circumstances by portions of other revenue streams. The financing contains two tranches, with tranche A totalling $176.4 million at a fixed interest rate of 11.5 percent, and tranche B totalling $117.6 million at a floating interest rate initially of LIBOR plus 1 percent. The financing is repayable in graduated quarterly payments over ten years that began in the fourth quarter of 1990.

    The sixth processing train (Train F) was completed in November 1993 and will supply the LNG required for the LNG sales contract signed in October 1990 with Osaka Gas, Tokyo Gas and Toho Gas (the Buyers) for the sale of 2,020 trillion BTUs over a twenty-year period commencing in 1994. In August 1991, Pertamina and an international consortium of commercial banks completed project financing of $750 million to fund the construction of Train F and related support facilities at an interest rate of LIBOR plus 1.25 percent. Financial support for the financing is limited to revenues from such sales contract. The financing is repayable over ten years in graduated quarterly payments commencing in December 1994. Only $699 million of the $750 million project financing will be required to complete the construction of Train F and its related support facilities.

    As a result of the production performance of Train E, Pertamina had undertaken modifications to Trains A through D known as "debottlenecking." Trains C and D were modified in 1992 during regularly scheduled maintenance shutdowns. Likewise, Trains A and B were modified in 1993 during regularly scheduled maintenance shutdowns. Capacity tests on all four trains exceeded design rates such that Trains A through D are now capable of LNG production rates comparable to the most recently completed Train F, an increase of 14 percent, or 22 cargoes in total. The total cost of the Trains A through D debottlenecking project amounted to $79 million. These costs were funded through Package IV revenues (See description of Package IV beginning on page 15).

    With the completion of Train F and the debottlenecking project, the expanded six train plant is expected to have the capacity to deliver 275 cargoes per year.

LPG Facilities and Second Dock

    The LPG processing facilities at the LNG Plant were constructed concurrently with the fifth processing train. The LPG facilities were completed in 1988, at a cost of approximately $158 million. Financing was made available to Pertamina through a consortium of Japanese banks. A significant portion of the LPG sales proceeds is dedicated to the financing, which is repayable through 1999.

    A second dock facility at the LNG Plant is used for both LNG and LPG deliveries. The portion of the second dock costs attributable to the LPG trade was financed through the same consortium of Japanese banks that financed the LPG processing facilities at the LNG Plant. Financing for the LNG portion of the second dock was provided by a trustee borrowing from Japanese banks.

    The table below sets forth information regarding the status of the project financings incurred or arranged by Pertamina to construct the LNG Plant:

                 Original
                Principal/   Balance at   Final      Primary
                 Payment    December 31, Payment    Source of
 Financing        Amount        1993       Date     Repayment
                 (000's)       (000's)

Trains A&B
 and 1st
 Loading Dock    $771,500   $      -          -   1973 LNG Sales
                                                  Contract

Trains C & D      995,800          -          -   1981 LNG Sales
                                                  Contract

Train E           294,000    217,560       2000   Taiwan LNG
                                                  Sales Contract
Train F and
 Support
 Facilities (a)   750,000    633,000       2004   Train F LNG
                                                  Sales Contract

Misc. Capital
 Projects          42,700          -          -   1973 LNG Sales
                                                  Contract (b)
2nd Loading Dock
 & Train E
 Support
 Facilities       135,000     48,600       1995   1973 LNG Sales
                                                  Contract (b)

LPG Facilities    157,700     91,640       1999   LPG Sales
                                                  Contract


(a) Total financing required is not expected to exceed $699 million.

(b) Debt service is allocated among all of the gas producers according to the quantity of gas delivered.

Marketing and Distribution of LNG

    Certain information regarding deliveries of LNG from the LNG
Plant is set forth below:

                                   BTUs        Average
               Number of LNG   in Trillions   Price Per
              Tanker Liftings  (Approximate)     MMBTU

    1991 . . . . .   197            564         $3.16
    1992 . . . . .   211            606         $3.00
    1993 . . . . .   216            621         $2.82

    As a result of variations in LNG tanker capacity among the various sales contracts, the measure of a net equivalent cargo has been established. One net equivalent cargo equates to the quantity of LNG delivered in a 1973 Sales Contract shipment or an average of 2,942 BBTUs.

    The following table sets forth information regarding the LNG
Plant share of the LNG Sales Contracts grouped together by the Joint Venture's participating percentages in the sales contracts
(each such group being referred to as a "package"):

                        Remaining
                        LNG Sales    1993    Remaining  Base LNG Price
                         Volumes    Cargoes   Cargoes   Per MMBTU (a)
Package and Equity Interest  TBTUs    Gross/Net  Gross/Net    12/31/93 2/25/94
                                      (b)       (b)

Package I - 97.9%
1973 LNG Sales Contract
Term:  1977 - 1999         647      63/60      220/215  $2.30    $2.42


Package II - 66.4%
1981 LNG Sales Contract
Term:  1983 -2003        1,578      57/38      542/356  $2.26    $2.37


Package IIIA - 50%
Korean Carryover Sales
 Contract
Term:  1986 - 2006         194       5/2        66/33   $2.30    $2.42


Package IIIB - 29.6%
Taiwan LNG Sales Contract
Term:  1990 - 2009       1,451      29/9       458/146  $2.23    $2.35


Osaka and Toho
Terms: Various ranging from
 1987 to 1999               19       7/2         6/2    $2.30    $2.42

Additional 1981 Sales
 Contract cargoes
Term:  1990 - 2003         169       5/2        58/17    $2.26    $2.37


Package IV - 27.2%  (c)
Train F LNG Sales
  Contract              2,389          -       812/222       -    $2.24
Term:  1994 - 2013

Korea II LNG Sales
  Contract               1,130         -       384/104       -    $2.25
Term:  1994 - 2014

Other LNG Sales Contracts
Terms:  Various ranging
 from 1990 - 2015          986      50/14      718/91     $2.30    $2.42


    Totals               8,563     216/127   3,264/1,186


(a) Excludes transportation costs.

(b) The gross amounts represent the LNG Plant's deliveries, the net amounts represent the
    Joint Venture's equity in such deliveries.

(c) In early January of 1994, Pertamina and the East Kalimantan producers reached final agreement on Package IV revenue sharing percentages  with the Joint Venture's interest being 27.2064 percent.  Included in 1993 are 1.9 net equivalent cargoes which represent the adjustment from the interim revenue sharing percentage of 25 percent to the final Joint Venture share for all Package IV deliveries prior to
    December 31, 1993.

    Commencing in 1994, LNG is primarily sold under five long-term sales contracts between Pertamina and buyers in Japan, Taiwan and Korea. These contracts are the 1973 LNG Sales Contract (Package I), the 1981 LNG Sales Contract (Package II), the Taiwan LNG Sales Contract (included in Package IIIB), the Train F LNG Sales Contract and the Korea II LNG Sales Contract (both included in Package IV). The gas processed by the LNG Plant is supplied from the Joint Venture's contract area as well as other fields in which the Joint Venture has no interest.

    LNG sales contracts and amendments thereto are executed between Pertamina and the buyers for the sale and delivery of a fixed quantity of BTUs of LNG at a price that reflects an LNG element derived from a basket of Indonesian crude oil prices that is recalculated monthly. A transportation charge is added to the LNG element under all contracts except for Package II where the buyers bear the risk of loss and the transportation costs. In those instances when the seller bears the risk of loss during shipment, the cargoes are insured. The buyers also bear the risk of loss and transportation costs for cargoes under the Train F LNG Sales Contract (included in Package IV), which commenced deliveries in early 1994.

    The LNG to be delivered under the sales contracts is supplied from the LNG Plant and from a separate facility at Arun in Sumatra (Arun Plant). The Joint Venture does not supply gas to the Arun Plant or have any interest in revenues from the sale of its product. The allocation of contract quantities between the LNG Plant and the Arun Plant is determined by Pertamina. Presently, all deliveries under the 1981 LNG Sales Contract (Package II), the Taiwan LNG Sales Contract (included in Package
IIIB) and the Train F LNG Sales Contract (included in Package IV) are exclusively supplied by the LNG Plant.

    The Joint Venture and other gas producers in this area have the opportunity to participate in each sales package. The Joint Venture's equity interest in a sales package is based on its share of gas reserves available for commitment to the package and represents the percentage of gross revenues attributable to the Joint Venture before deducting plant operating costs and debt service.

    In January of 1990, certain of the buyers under the 1973 Sales Contract agreed to increase their purchased commitments during the years 1997 through 1999 by approximately 667 trillion BTUs. The LNG Plant will provide 67.1 percent of the additional quantities and the Arun Plant the remainder. The Joint Venture's participation percentage for these quantities was finalized at
27.2064 percent in early January of 1994 after agreement with Pertamina and the East Kalimantan producers.

    In October of 1990, Pertamina signed an LNG sales contract with Osaka Gas, Tokyo Gas, and Toho Gas (Train F LNG Sales
Contract) for the sale of at least 2,020 trillion BTUs over a twenty-year period commencing in January 1994.

    In May of 1991, Pertamina signed an LNG sales contract with Korea Gas Corporation for the sale of at least 2,044 trillion BTUs over a twenty-year period commencing in July 1994, at a price similar to the LNG element of the 1973 LNG Sales Contract. The LNG Plant will provide 50 percent and the Arun Plant 50 percent of the LNG requirements for the contract. In August of 1991, Pertamina signed a contract with Tokyo Gas for delivery of six cargoes from the LNG Plant over two years commencing in 1992. Three of the six cargoes were delivered in 1992 and the remaining three were delivered in 1993. The contract price is similar to the 1973 LNG Sales Contract price. The Joint Venture's participation percentage for these contracts was finalized at
27.2064 percent in early January of 1994 after agreement with Pertamina and the East Kalimantan producers.

    In October and November of 1991, Pertamina signed agreements with Osaka Gas and Toho Gas to increase deliveries in 1992 and 1993 by 69 cargoes, of which 51 cargoes would be shipped from the LNG Plant. Of the cargoes to be supplied by the LNG Plant, 25 were shipped in 1992 and the remaining 26 were shipped in 1993. These contracts were split between Package III and Package IV sharing percentages.

    In December of 1991, Pertamina entered into an LNG sales contract with several Japanese buyers (the Medium City Gas Companies) for the sale of 358 trillion BTUs over a twenty-year period commencing in 1996. The LNG Plant will provide 50 percent of the LNG requirements for the contract. The Joint Venture's participation percentage for this contract was finalized at
27.2064 percent in early January of 1994 after agreement with Pertamina and the East Kalimantan producers.

    As a result of the sales agreements entered into by Pertamina and expected spot sales, the Company anticipates that the Joint Venture will ship approximately 135 net equivalent cargoes in 1994.

    Other Gas Sales - The Joint Venture is also obligated to supply approximately 74 MMCF per day of gas to three local fertilizer plants at a price of $1.00 per MMBTU subject to a pipeline tariff. In addition, the Joint Venture is required to supply approximately 5 MMCF per day of gas to the Balikpapan refinery at a price of $1.49 per MMBTU.

Marketing and Distribution of LPG

    Pertamina has individual sales contracts with seven Japanese utility companies for the sale and delivery of 1,950,000 metric tons per year of LPG through the year 1998, of which 315,000 metric tons, subject to Pertamina's right to increase or decrease such amount, will be produced by the LPG facilities at the LNG Plant. In 1993, 23 cargoes, including spot sales, totaling 453,000 metric tons were shipped to Japan. The first 285,000 metric tons of LPG sold under the contract were sold at the weighted average price for all LPG imported into Japan, except Indonesia and Abu Dhabi, plus $3 per ton. The next 168,000 metric tons of LPG were sold at the aforementioned price plus a premium of $20 to $22 per metric ton. The LPG is extracted from the LNG stream and stored at facilities at the LNG Plant. Based on dedicated reserves, the Joint Venture is allocated 29.6 percent of the revenues from the first 385,000 metric tons sold and 27.2 percent for sales in excess of 385,000 metric tons per year, after deducting LPG-related operating costs and debt service.

Marketing of Oil and Condensate

    Each party to the Joint Venture and Pertamina are entitled to take their respective shares of oil and condensate in kind and to market such shares separately. The Company, through affiliates of Ultrastar and Unistar, markets its share of oil and condensate f.o.b. Santan Terminal, in East Kalimantan, independently of Pertamina and the other Joint Venture participants. The Santan Terminal (operated by UNOCAL Indonesia Ltd.) is used for storing and loading oil produced by the Joint Venture.

    The Company's percentage share of the Joint Venture's oil and condensate, except for that sold to Pertamina for Indonesian domestic consumption, is sold at ICP. Prior to July 1, 1993, the price for crude and condensate sales reflected world market conditions at the time of sale. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at ICP.

    Substantially all of the oil and condensate currently being produced by the Joint Venture from the PSC contract area is being produced from the Badak, Nilam, Mutiara and Semberah fields. The Company's average sales prices and production (lifting) costs for 1991 through 1993 are:

                                  Years ended December 31,
                               1993          1992          1991


Total Oil and
  Condensate Sales
  (barrels) (a)            20,905,232   18,633,441   15,089,945

Company's Net Share
 (barrel equivalency) (a)   1,928,005    1,804,511    1,337,349

Average Sale Price - f.o.b.
 Indonesia (per barrel) (b)    $18.31       $20.65       $20.59

Average Production (Lifting)
  Cost (per barrel)             $0.77       $ 0.80       $ 0.84

(a) The total oil and condensate sales include production attributable to other contractors' shares of unitized operations in the Badak and Nilam fields. See "Exploration and Development." The net share figures shown above have been calculated by dividing the Company's total oil revenues for each year by the average price per barrel received for sale of oil during such year. The result represents the barrel equivalent of the Company's oil revenues.

(b) Excludes domestic consumption sales. Also excluded are gains or losses incurred on the sale of the Company's share of oil, which resulted in marketing gains/(losses) of $(0.32), $(0.02) and $0.07 per barrel in 1993, 1992 and
    1991, respectively. Effective July 1, 1993, the Company is no longer exposed to marketing gains/(losses) incurred on the sale of its share of oil and condensate.

    The Joint Venture's sales of oil and condensate averaged approximately 48,600 barrels per day (BOPD) during 1993, compared to approximately 42,700 BOPD during 1992.

Competition and Risks

    Indonesian oil competes in the world market with oil produced from other nations. Indonesia is a member of OPEC, and any OPEC-imposed restrictions on oil or LNG exports in which Indonesia participates could have a material adverse effect on the Company.

    In addition to the LNG being sold from the Arun Plant, LNG plants in the Middle East, Australia, Malaysia, or elsewhere may provide competition for sales of any additional Joint Venture LNG to Japanese and other markets, beyond the amount under current contracts.

    The Joint Venture's activities in Indonesia are subject to risks common to foreign operations in the oil and gas industry, including political and economic uncertainties, the risks of cancellation or unilateral modification of contract rights, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, increased taxes and other risks arising out of foreign governmental sovereignty over areas in which the Joint Venture's operations are conducted. The Company's foreign operations and investment may also be subject to the laws and policies of the U. S. affecting foreign trade, investment and taxation that could affect the conduct and profitability of those operations.

    All of the Company's oil and gas activities are subject to the risks normally incident to exploration for and production of oil and gas, including blowouts, cratering and fires, each of which could result in damage to life and property. Production from the LNG Plant, which is the source of most of the Company's revenues, is subject to the risks associated with maintaining and operating a complex, technologically intensive processing plant, including the risks of equipment failures, fire and explosion.
To the extent that the seller of the LNG produced by the LNG Plant bears the risk of loss of cargoes, the seller is subject to the usual risks of maritime transportation, including adverse incidents arising from loading and unloading cargoes. In accordance with customary industry practices, the Company carries insurance against some, but not all, of these risks. Losses and liabilities arising from such events would reduce revenues and increase costs of the Company to the extent not covered by insurance.

Item 2. Properties

    See Item 1. Business.

Item 3. Legal Proceedings

    The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    None.


                                  PART II

Item 5. Market for Registrant's Common Equity and Shareholder
Matters

Refer to Item 12 for a description of the Registrant's Equity.

Refer to Item 1 for a description of the Indonesian Participating
Units.


Item 6. Selected Financial Data

    The following financial data was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                          1993    1992     1991   1990    1989
                                  (millions of dollars)

Operating revenues        $201    $206     $208   $203    $146

Earnings (loss) from
 continuing operations      30      24       18      7     (15)

Net earnings                30      24       18     11      11

Total assets               449     472      500    519     608

Debt and security
  subject to
  mandatory redemption      33      32       31     50     111

See Note 2(e) to Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

    Cash flow from operations amounted to $81.5 million in 1993, compared to 1992 cash flow of $93.4 million. Capital expenditures of $40.1 million were primarily spent on continued development drilling in the Badak, Nilam, Mutiara and Semberah fields as was the case in 1992. Net capital distributions in 1993 to the partners from the Company were $41.1 million (1992, $58.2 million).

    On January 5, 1994, the Company redeemed its 8-1/4 percent convertible subordinated guaranteed debentures, originally due in 1995, in the amount of $36.4 million at a loss of $3.1 million. The redemption was funded through contributions from the partners of the Company.

    The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sale of crude oil and LPG. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in 1994 and future years for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in sales prices.

    LNG sales are made under five principal long-term contracts and several short- and medium-term contracts with Japanese, Korean and Taiwanese industrial and utility companies. Sales pursuant to the fourth long-term contract (Train F LNG Sales Contract) commenced in the first quarter of 1994; sales under the fifth long- term contract will commence in July 1994. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. During 1993, 127 net equivalent cargoes were shipped, of which 107 were under these long-term contracts. In 1994, the Company anticipates shipping approximately 135 net equivalent cargoes.

    The sixth processing train (Train F) was completed in November 1993 and will supply the LNG required for the fourth long-term LNG sales contract signed in October 1990 with Osaka Gas, Tokyo Gas and Toho Gas for the sale of at least 2,020 trillion BTUs over a twenty-year period commencing in 1994.

    In January of 1990, certain of the buyers under the 1973 Sales Contract agreed to increase their purchased commitments during the years 1997 through 1999 by approximately 667 trillion BTUs. The LNG Plant will provide 67.1 percent of the additional quantities and the Arun Plant the remainder.

    In May of 1991, Pertamina signed an LNG sales contract with Korea Gas Corporation for the sale of at least 2,044 trillion BTUs over a twenty-year period commencing in July 1994, at a price similar to the LNG element of the 1973 LNG Sales Contract. The LNG Plant will provide 50 percent and the Arun Plant 50 percent of the LNG requirements for the contract.

    In December of 1991, Pertamina entered into an LNG sales contract with several Japanese buyers (the Medium City Gas
Companies) for the sale of 358 trillion BTUs over a twenty-year period commencing in 1996. The LNG Plant will provide 50 percent of the LNG requirements for the contract.

    The debottlenecking of Trains A through D was completed in 1993. Capacity tests on all four trains exceeded design rates such that the four trains are now capable of LNG production rates comparable to the recently completed Train F, an increase of 14 percent or 22 cargoes in total.

    The Company's operating and capital expenditures are directed toward the Joint Venture. Capital expenditures of the Joint Venture relate to the exploration and development of the oil and gas fields. In 1994, the Company's share of the Joint Venture expenditures is expected to total $56 million, including $3 million of exploration expenditures and $35 million of development expenditures. The 1994 budgeted expenditures primarily reflect continued development drilling required to maintain gas deliverability.

    The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, the Company's business could be profoundly affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment and international economic and political developments including actions of members of the Organization of Petroleum Exporting Countries (OPEC).

    The Company's revenues are predominately based on the market price of crude oil, which is denominated in U. S. dollars. Certain operating costs, taxes and capital costs represent commitments settled in foreign currency. Currency exchange rate fluctuations on transactions in currencies other than U. S. dollars are recognized as adjustments to the U. S. dollar cost of the transaction.

    The Company is unaware of any unrecorded environmental claims as at December 31, 1993 which would have a material impact upon the Company's financial condition or operations.

Results of Operations

1993 Compared to 1992

    Net earnings for the year 1993 were $30.5 million as compared to $23.7 million in 1992. Cash flow from operations for 1993 was $81.5 million (1992, $93.4 million).

    Oil and gas production revenues for 1993 were $200.6 million, or lower by $5.3 million when compared to 1992 revenues of $205.9 million. The increase in the Joint Venture's share of delivered LNG sales volumes was not sufficient to offset a decline in the average LNG sales price. The quantity of LNG delivered from the LNG Plant was 621 trillion BTU's (216 cargoes) in 1993 as compared to 606 trillion BTU's (211 cargoes) in 1992. The Joint Venture's interest in the LNG delivered was 369 trillion BTU's (127 net equivalent cargoes) in 1993 as compared to 363 trillion BTU's (124 net equivalent cargoes) in 1992. The average LNG sales price, excluding transportation charges, declined to $2.82 per million BTU's in 1993 as compared to $3.00 per million BTU's in 1992. Crude oil sales volumes of 1.93 million barrels were higher by 7 percent in 1993 as compared to 1992's 1.8 million barrels, while the average crude oil realized sales price of $17.99 per barrel was lower than 1992 by $2.64 per barrel.

    Production costs of $18.8 million were lower than 1992 costs by about $6.8 million. This improvement in production costs was caused by a provision included in 1992 related to the Company's prior years' windfall profits tax liability. After a re-evaluation of the ultimate exposure on this tax liability, the Company has reversed $3.5 million as being no longer required. At the same time, the Company has provided an offsetting amount for the potential exposure in a royalty dispute.

    Depletion , depreciation and amortization of $52.7 million was lower than 1992 by $4.6 million primarily as a result of a lower depletion rate associated with the increase in proved reserves that more than offset the higher level of LNG volumes delivered.

    Exploration costs, including dry holes, of $4.9 million were lower than 1992 by $4.2 million due to a lower level of seismic and dry hole costs.

    General and administrative expenses of $1.8 million were $1.0 million lower than last year's $2.8 million due to the absence of certain non-recurring charges. Both interest expense and interest income were in line with last year's results. Other income in 1992 included a non-recurring benefit due to the favorable disposition of a legal action.

    The effective tax rates for 1993 and 1992 were 74 percent and 78 percent respectively. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Unimar activities which are not deductible in the partnership.

1992 Compared to 1991

    Net earnings for 1992 were $23.7 million as compared to $18.3 million in 1991. Revenues of $205.9 million in 1992 were lower by $1.9 million when compared to last year as an increase in the Joint Venture's share of delivered LNG volumes was not sufficient to offset a decline in the average LNG price. The quantity of LNG delivered from the LNG Plant increased to 606 trillion BTUs (211 cargoes) in 1992 from 564 trillion BTUs (197 cargoes) in 1991. The Joint Venture's interest in the LNG delivered was 363 trillion BTUs (126 net equivalent cargoes) in 1992 as compared to 354 trillion BTUs (123 net equivalent cargoes) in 1991. The average unit LNG price, excluding delivery charges, declined to $3.00 per million BTUs in 1992 from $3.16 per million BTUs in 1991. The average realized crude oil price decreased slightly to $20.63 per barrel in 1992 from $20.64 per barrel in 1991, while crude oil sales volumes increased 36 percent to 1.8 million barrels.

    Production costs of $25.6 million increased $5.0 million and included an amount related to a proposed adjustment by the U. S.
federal tax authorities relating to the Company's prior years' windfall profit tax liability.

    Depletion, depreciation and amortization of $57.3 million declined $4.2 million principally as a result of a lower depletion rate associated with an increase in proved developed reserves that more than offset the impact of the higher level of volumes delivered.

    Exploration costs of $9.1 million decreased $0.6 million over last year's costs.

    General and administrative expenses of $2.8 million were $0.3 million lower than last year's level. Interest expense of $4.7 million declined $5.0 million primarily as a result of the payoff of an Indonesian Production Payment bank loan in 1991. Interest income of $0.6 million was $0.7 million lower than 1991 primarily as a result of declining interest rates on short-term deposits.

    Other income of $1.2 million in 1992 principally represented the reversal of a provision due to a favorable disposition of certain legal action. In 1991, other (expense) of $0.9 million was mainly a provision for residual domestic operations costs.

    The effective tax rates relating to continuing operations for the 1992 and 1991 periods were 78 percent and 82 percent respectively. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate and certain expenses attributable to Unimar activities not deductible in the partnership. The decrease in the effective rate is principally the result of decreased non-deductible interest expense.

    In 1992, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes". The effect of adopting Statement 109 was to decrease net income by $0.3 million and $2.6 million for the years ended December 31, 1991 and 1990 respectively. Refer to Note 2(e) of the Notes to Consolidated Financial Statements for further discussion of the effects of this adoption.

    In 1992, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The effect of adopting the new rules did not significantly impact the Company's profits. Postretirement benefit costs for 1991 and 1990, which were recorded on a cash basis, have not been restated.

Item 8. Financial Statements and Supplementary Data

                      REPORT OF INDEPENDENT AUDITORS


To The Partners of
Unimar Company

We have audited the accompanying consolidated balance sheets of Unimar Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, cash flows and partners' capital for each of the three years in the period ending December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in the notes to the consolidated financial statements, the Company has material transactions with its partners and affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.







Houston, Texas
February 28, 1994

                                  UNIMAR COMPANY AND SUBSIDIARIES

                                     Consolidated Balance Sheet
                                     December 31, 1993 and 1992
                                       (Thousands of dollars)

                                                  1993      1992

ASSETS
Current assets:
  Cash and cash equivalents                    $  8,284  $  6,461
  Accounts and notes receivable                  11,604    15,931
  Inventories                                    10,886    15,143
  Other current assets                            2,381     1,051

    Total current assets                         33,155    38,586

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)                  991,901   955,299
  Other                                           3,283     3,431
                                                995,184   958,730

  Less: accumulated depreciation and depletion  580,807   528,043
        Net property, plant and equipment       414,377   430,687

Other assets                                      1,252     2,421

                                               $448,784  $471,694

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current maturities of long term debt         $ 33,292  $      -
  Accounts payable                                3,229     9,265
  Advances from joint venture partners            3,589     2,063
  Accrued liabilities                             9,314    14,035
  Income and other taxes                         19,280    22,921
    Total current liabilities                    68,704    48,284

Long-term debt                                        -    31,818
Deferred income taxes                           167,206   170,371
Other liabilities                                10,048     7,642

Partners' capital                               282,826   293,579
  Less: demand notes receivable                  80,000    80,000
                                                202,826   213,579

                                               $448,784  $471,694

See accompanying Notes to Consolidated Financial Statements.


                                  UNIMAR COMPANY AND SUBSIDIARIES

                                 Consolidated Statement of Earnings
                            Years ended December 31, 1993, 1992 and 1991
                                       (Thousands of dollars)

                                       1993      1992      1991

Oil and gas production revenues       $200,588 $205,897 $207,846

Production costs                        18,751   25,600   20,557
Depletion, depreciation and
  amortization                          52,710   57,275   61,491
Exploration costs including dry holes    4,947    9,066    9,634

Operating profit                       124,180  113,956  116,164


General and administrative
  expenses                              (1,778)  (2,819)  (3,143)
Interest expense                        (4,542)  (4,701)  (9,707)
Interest income                            309      605    1,330
Other income (expense)                      18    1,236     (915)


Earnings before income taxes           118,187  108,277  103,729


Income tax expense (benefit)
  Current                               90,876   90,121   91,074
  Deferred                              (3,164)  (5,520)  (5,599)
                                        87,712   84,601   85,475


Net earnings                          $ 30,475 $ 23,676 $ 18,254


See accompanying Notes to Consolidated Financial Statements.

                                    UNIMAR COMPANY AND SUBSIDIARIES

                                 Consolidated Statement of Cash Flows
                             Years ended December 31, 1993, 1992 and 1991
                                        (Thousands of dollars)

                                        1993     1992    1991

Net earnings                          $ 30,475  $ 23,676  $ 18,254
Adjustments to reconcile to net cash
 provided by operating activities:
 Depletion, depreciation and
     amortization                       53,087    57,622    61,805
 Deferred income taxes                  (3,164)   (5,520)   (5,599)
 Exploratory dry hole costs              3,365     6,444     9,201
 Interest accretion                      1,473     1,294     1,130
 LNG price refund                            -         -      (212)
 (Increase) Decrease in operating
  receivables                            4,327    (6,153)    3,756
 (Increase) Decrease in inventories      4,257     4,372    (4,368)
 Increase (Decrease) in operating
    payables and accruals              (14,526)   10,880   (13,525)
 Increase in other operating assets
    and liabilities                      2,245       789       854
 Other                                       -         -       (32)

Net cash provided by operating
  activities                            81,539    93,404     71,264

Investment activities:
 Capital expenditures                  (40,142)  (39,217)  (55,849)

Net cash used in investing activities  (40,142)  (39,217)  (55,849)

Financing activities:
 Capital contributions (distributions) -
     net                               (41,100)  (58,240)   62,110
 Debt repaid                                 -         -   (78,925)
 Redemption of ENSTAR Indonesia, Inc.
   participating preferred stock             -         -    (1,375)

Net cash used in financing activities  (41,100)  (58,240)  (18,190)

Increase (Decrease) in advances from
  joint venture partners                 1,526       165    (3,268)

Net increase (decrease) in cash and
 cash equivalents                        1,823    (3,888)   (6,043)

Cash and cash equivalents at beginning
 of year                                 6,461    10,349    16,392

Cash and cash equivalents at end
   of year                            $  8,284  $  6,461  $ 10,349

IPU distributions paid                $ 17,569  $ 17,352  $ 19,139

Interest paid                         $  3,072  $  3,405  $  7,613

Income taxes paid                     $ 88,787  $ 83,473  $ 98,015


See accompanying Notes to Consolidated Financial Statements.

                                  UNIMAR COMPANY AND SUBSIDIARIES

                      Consolidated  Statement of Changes in Partners' Capital
                            Years ended December 31, 1993, 1992 and 1991
                                       (Thousands of dollars)

                               Ultrastar   Unistar,
                                  Inc.       Inc.        Total


Balance, January 1, 1991       $117,773    $129,032    $246,805

Contributions                    33,055      33,055      66,110

Cash distributions               (2,000)     (2,000)     (4,000)

Redemption of subsidiary's
  preferred stock                 1,253       1,254       2,507

ENSTAR pension liability
  adjustment                       (658)       (659)     (1,317)

Net earnings                      9,127       9,127      18,254

Balance, December 31, 1991      158,550     169,809     328,359

Contributions                     7,480       7,480      14,960

Cash distributions              (36,600)    (36,600)    (73,200)

ENSTAR pension liability
  adjustment                       (108)       (108)       (216)

Net earnings                     11,838      11,838      23,676

Balance, December 31, 1992      141,160     152,419     293,579

Contributions                    13,550      13,550      27,100

Cash distributions              (34,100)    (34,100)    (68,200)

ENSTAR pension liability
  adjustment                        (64)        (64)       (128)

Net earnings                     15,238      15,238      30,476

Balance, December 31, 1993     $135,784    $147,043    $282,827


See accompanying Notes to Consolidated Financial Statements.

/TABLE

                      UNIMAR COMPANY AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
           (in thousands of dollars unless otherwise indicated)


(1) THE COMPANY

    Unimar Company (the Company) is a general partnership organized under the Texas Uniform Partnership Act, whose partners are Unistar, Inc., a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc.
    (UTPH), a Delaware corporation, and LASMO (Ustar), Inc. (Ultrastar), a Delaware corporation and an indirect wholly-owned subsidiary of LASMO plc (LASMO), a public limited company organized under the laws of England. Each partner shares equally in the Company's net earnings, distributions and capital contributions.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Basis of Presentation

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries including its proportionate share of the activities of an Indonesian joint venture (the Joint Venture). All significant intercompany accounts and transactions have been eliminated.

    (b)  Inventories

         Inventories primarily consist of materials and supplies and are generally priced at the lower of cost (moving average cost method) or net realizable value.

    (c)  Accounting for Oil and Gas Properties

         Oil and gas exploration, development and production activities are accounted for by the successful efforts method of accounting. Under this method of accounting, the cost of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluation and exploratory experience. Costs to drill and equip exploratory wells that find proved reserves are capitalized while costs associated with unsuccessful exploratory wells are expensed.
         Other exploratory expenditures, including geological and geophysical costs and annual lease rentals are expensed as incurred. Costs incurred to drill and equip productive wells, including development dry holes and related production facilities are capitalized.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


    (c)  Accounting for Oil and Gas Properties (continued)

         Depreciation, depletion, and amortization of successful oil and gas exploration wells and all development costs are determined under the unit-of-production method based on estimated recoverable proved developed reserves. Leasehold costs of producing properties are depleted on the unit-of-production method based on estimated proved developed and undeveloped reserves.

         The Company generally provides for depreciation of other property, plant and equipment on a straight-line method over the estimated useful life of the assets. The range of rates used to calculate depreciation is 2-1/2 percent to 11 percent on buildings and 3 percent to 33-1/3 percent for other property items.

    (d)  LNG Revenue Recognition

         The Company recognizes its share of liquefied natural gas (LNG) revenues net of Pertamina's plant operating costs, transportation charges and project debt service.

    (e)  Income and Other Taxes

         The Company is a partnership and, therefore, does not pay income taxes. Since the Company's subsidiaries are corporations, income taxes included in the accompanying financial statements represent the domestic and foreign taxes applicable to such entities.

         The Company's subsidiary, ENSTAR Corporation (ENSTAR), and its subsidiaries file a consolidated Federal corporate income tax return.

         Certain income and expense items are recorded during different periods for financial statement and income tax purposes. Deferred income taxes are provided for these differences.


                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


    (e)  Income and Other Taxes (continued)

                   The Company follows the Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An impairment evaluation, with reserves recorded as necessary for any tax benefit not expected to be realized, is required of deferred tax assets. A current tax expense or benefit is recognized for estimated taxes payable or refundable on tax returns for the current year.

    (f)  Concentrations of Credit Risk

         Financial instruments which may subject the Company to concentrations of credit risk consist principally of short-term investments and trade receivables. The Company's excess cash is invested in time deposits with major banks. Thesedeposi ts are purchased at a maturity of three months or less, and have minimal risk.

         The Company's receivables consist primarily of the revenues derived from the sale of LNG under long-term contracts with utility and industrial companies in Japan, Taiwan and Korea. The buyers of the LNG make payment in United States dollars to a U.S. bank as trustee for the Joint Venture and other parties. The trustee, after deducting plant operating costs, transportation charges and project debt service from the gross LNG sales proceeds, distributes the net proceeds to the Joint Venture participants and other parties. The Company's trade receivables at December 31, 1993 result principally from sales of LNG and oil and are considered current and collectible, and collateral is not required to secure such receivables.


                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


    (g)  Fair Value of Financial Instruments

         The Company has various types of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short maturity of these instruments.

    (h)  Foreign Currency

         The functional currency for translating the accounts of foreign subsidiaries is the U. S. dollar. Transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in the determination of net income.

(3) INDONESIAN OIL AND GAS PROPERTIES

    The Company, through its subsidiaries, has a 23.125 percent interest in, and is the operator of, the Joint Venture that has certain oil and gas exploration and production rights in Indonesia through a Production Sharing Contract (PSC) which was amended and extended in 1990 until August 7, 2018 with Pertamina, the state petroleum enterprise of the Republic of Indonesia.

    Virginia Indonesia Company (VICO), a subsidiary of the Company, is the operator of the Joint Venture and is responsible for conducting exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture partners to VICO. In addition to operating management responsibility, the operator acts as a custodian of Joint Venture cash received from its partners until disbursed in payment of operating and capital expenditures. At December 31, 1993 and 1992, cash and cash equivalents included $3,589 and $2,063, respectively, advanced from the other Joint Venture partners.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(3) INDONESIAN OIL AND GAS PROPERTIES (continued)

    In addition, other subsidiaries of UTPH and LASMO each own a
    26.25 percent interest in the Joint Venture. The PSC permits the Joint Venture to recover their costs of exploration, development and production - including general and administrative expenses - from oil and gas revenues as follows: capital costs are based on recoverable double-declining balance depreciation over various useful lives, which average fourteen years; non-capital costs are recovered in the year incurred. The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves but rather receives revenues from the sale of oil, condensate, LPG and LNG in accordance with the PSC. The Joint Venture is required to sell out of its share of production 8.5 percent (7.2 percent after August 7, 1998) of the total oil and gas condensate production from the
    contract area for Indonesian domestic consumption.   Such
    amounts were purchased for domestic use in 1993, 1992 and 1991. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian crude price. The Semberah field which commenced production in December 1991 is exempt from the domestic obligation pricing until December 1996. In addition, the share of revenues from the sale of gas after cost recovery through August 7, 1998, will remain at 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to Pertamina. The split after August 7, 1998, will be 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina for gas sales under the 1973 and 1981 LNG Sales Contracts, Korean carryover quantities and seven 1986 LPG Sales Contracts to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields; after August 7, 1998, all other LNG sales contract revenues will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to Pertamina. Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018, will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to Pertamina. These revenue splits are based on Indonesian income taxes of 56 percent through August 7, 1998, and 48 percent thereafter.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(3) INDONESIAN OIL AND GAS PROPERTIES (continued)

    Pertamina currently sells liquefied natural gas to Japanese, Korean and Taiwanese utility and industrial customers primarily under five long-term contracts that expire in 1999, 2003, 2009, 2013 and 2014, respectively. Contracted sales of LNG to these customers approximated 73 percent, 75 percent, and 74 percent of the Company's revenues in 1993, 1992 and 1991, respectively.

    Pertamina began deliveries of gas in the first quarter of 1994, under the terms of a new twenty-year gas contract with certain Japanese buyers. The contract calls for delivery of at least 2,020 trillion BTUs which will settle among the East Kalimantan producers as a Package IV contract. During 1994, the Company expects the Joint Venture to deliver approximately 106 trillion BTUs in 36 cargoes or 9.8 net equivalent cargoes.

    Pertamina will begin deliveries of gas in July 1994, under the terms of a new twenty-year gas contract with Korea Gas Corporation. The contract calls for delivery of at least 2,044 trillion BTUs of which the Bontang LNG Plant will supply 50 percent of the contracted volumes and will settle among the East Kalimantan producers as a Package IV contract. During 1994, the Company expects the Joint Venture to deliver approximately 56 trillion BTUs in 19 cargoes or 5.2 net equivalent cargoes.


(4) CASH AND CASH EQUIVALENTS

    At December 31, 1993 and 1992, cash and cash equivalents includes short-term deposits and highly liquid debt instruments, purchased at a maturity with three months or less, of $8,284 and $6,461, respectively.

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)


(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is as follows:

                                              1993      1992


    Oil and gas producing properties
      Proved properties                     $991,447  $954,055
      Uncompleted wells in progress              454     1,244
                                             991,901   955,299
    Less: Accumulated depletion              579,860   527,150
                                             412,041   428,149

    Other, net of accumulated depreciation
     of $947 in 1993 and $893 in 1992          2,336     2,538

                                            $414,377  $430,687




(6) ACCRUED LIABILITIES

    As at December 31, 1993 and 1992, accrued liabilities consisted of:

                                                1993      1992

    Accrued IPU liability                    $ 4,804   $ 5,219
    Indonesian operating accruals              2,358     7,148
    Other                                      2,152     1,668

                                             $ 9,314   $14,035


(7) INCOME AND OTHER TAXES

    At December 31, 1993, the Company had investment tax credit carryovers of $3,524 that expire in 1995 through 2001, net foreign tax credit carryovers of $22,985 for regular tax purposes expiring in 1998 and $106,481 for alternative minimum tax purposes expiring in 1998. The Company has a minimum tax credit of $12,938 that carries forward indefinitely. Deferred tax assets of $22,985 and $19,674 for foreign tax credit carryforwards and $3,524 and $3,800 for investment tax credit carryforwards at December 31, 1993 and 1992, respectively, have been offset by a valuation allowance.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(7) INCOME AND OTHER TAXES (continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 and 1992 are as follows:

                                              1993      1992

    Deferred tax liabilities:

     Oil and gas proven property costs
      capitalized for financial purposes
      and deducted for foreign taxes        $167,206  $170,371



    For financial reporting purposes, income before income taxes includes the following components:

                                    1993      1992      1991

    Pretax income:
      U. S.                       $ (7,026) $(12,089)  $ (7,083)
      Foreign                      125,213   120,366    110,812

                                  $118,187  $108,277   $103,729


    Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                    1993      1992     1991

       Current:
         Federal                  $ 2,446   $ 2,942  $ 2,600
         Foreign                   88,430    87,179   88,474
                                  $90,876   $90,121  $91,074

       Deferred:
         Federal                  $     -   $     -  $     -
         Foreign                   (3,164)   (5,520)  (5,599)
                                  $(3,164)  $(5,520) $(5,599)



                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(7) INCOME AND OTHER TAXES (continued)

    The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense is:

                                    1993        1992      1991


      Tax at U.S. Statutory Rate   35.0%       34.0%     34.0%

      Foreign statutory tax rate
       in excess of federal
       statutory tax rate          21.0%       22.0%     22.0%

      Expenses not deductible in
       calculating Indonesian
       taxes                       12.8%       13.1%     20.1%

      Unutilized domestic book
       losses                       2.1%        3.8%      2.3%

      Domestic income taxed at
      less than foreign statutory
      rate                          1.2%        2.5%      1.5%

      U.S. taxes related to
      foreign operations            2.1%        2.7%      2.5%

      Total                        74.2%       78.1%     82.4%


    The Internal Revenue Service (IRS) is continuing its examination of ENSTAR's 1984 Windfall Profits Tax (WPT) return. On January 14, 1993, ENSTAR received the report of the WPT examination changes for the year 1984. In that report, the agent has proposed adjustments which could, if sustained, result in additional WPT of approximately $4 million. The IRS has not yet assessed interest on the tax deficiency which would be due as a result of the assessment. ENSTAR has prepared a protest vigorously objecting to certain of the proposed adjustments. The IRS is currently reviewing the protest. ENSTAR believes that any tax liability, and interest assessment which may arise as a result of the WPT examination has been adequately provided for in the financial statements.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(8) INDONESIAN PARTICIPATING UNITS (IPUs)

    The IPUs were issued, with no assigned value, in connection with the acquisition of ENSTAR in 1984 and represent a general obligation of the Company to make quarterly participation payments until September 1999, the amount of which will be measured by a fixed percentage of Net Cash Flow (as defined below) from the Joint Venture. While the amount of the Participation Payments, which are treated as reductions from revenues, will vary quarter to quarter depending upon the amount of Net Cash Flow, payment of the amounts due to the IPU holders is an obligation of the Company, not dependent upon the discretion of the partners of the Company. The rights of the IPU holders are those of a general creditor of the Company and thus the IPU holders have no equity interest in the Company in the nature of a general or limited partnership interest or otherwise. The IPU holders derive no economic benefit from the business activities of the Company other than the Joint Venture.

    Each IPU entitles the holder to receive, until 1999, a quarterly participation payment equal to 1/14,077,747 of 32 percent of net positive cash flow. Net Cash Flow, attributable to IPU holders, is equal to the product of (i) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by (ii) 32 percent of specified revenues net of specified expenditures from the Joint Venture. The above calculation was the result of negotiations among the parties to the 1984 merger of ENSTAR Corporation into the Company and represents the amount of future income from the Joint Venture that the Company has agreed to pay to the former stockholders of ENSTAR in the form of payments on the IPUs. If Net Cash Flow is zero or negative for any quarterly period, no Participation Payments for that quarter will be made. The Company maintains an irrevocable letter of credit for the benefit of the IPU holders in an amount equal to 240 percent of the most recent quarterly distribution. At December 31, 1993 and 1992, there were 10,778,590 IPUs issued and outstanding.

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)


                     Calculation of Net Cash Flow and
                          Participation Payments


                                           1993          1992

Positive cash flow:

  Gas receipts                           $175,840      $185,006
  Oil and condensate receipts              34,741        36,448
  Other non-revenue cash receipts from
     Joint Venture                          9,799         6,712

    Total positive cash flow              220,380       228,166

Less negative cash flow:

  Expenditures to Joint Venture            66,184        65,425
  Indonesian income taxes                  85,401        87,815

    Total negative cash flow              151,585       153,240


Net positive cash flow from 23.125%
  interest in Joint Venture              $ 68,795      $ 74,926


Net cash flow for benefit of IPU holders $ 16,922      $ 18,312


Participation Payment per unit           $   1.57      $   1.70



                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(9) LONG-TERM DEBT

    Long-term debt, excluding current maturities, consists of the following:

                                             1993        1992
         8-1/4% convertible subordinated
         guaranteed debentures, due 1995   $   -       $ 31,818

    The 8-1/4% convertible subordinated guaranteed debentures, due in December 1995, were reclassed to Current liabilities as these debentures were repaid on January 5, 1994 in the principal amount of $36,400. The loss on redemption of $3,108 on these debentures will be recognized in the first quarter of 1994.

(10)     BENEFIT PLANS

    VICO has a defined contribution retirement plan that covers its eligible employees. Although VICO expects to provide an annual contribution based on a percentage of each eligible employee's salary, the actual contribution is determined at the end of each year by its Board of Directors and may vary depending upon circumstances. Defined contribution pension expense is funded by the Joint Venture participants and the Company's share of such expense for the years ended December 31, 1993, 1992 and 1991 was $263, $200 and $168, respectively.

    In addition, VICO provides severance pay to its employees based upon salary and length of service. Such severance pay is accrued over the service life of the employees and is funded by the Joint Venture. The Company has provided approximately $.2 million, $1.4 million and $1.8 million for the years ended December 31, 1993, 1992 and 1991, respectively for its share of future severance payments.

    The Company has a defined benefit pension plan established by ENSTAR that covers ENSTAR's former employees who are considered terminated and fully vested. ENSTAR's pension funding policy is to contribute an amount meeting the requirement of the Employees Retirement Income Security Act. The estimated reconciliation of the funded status of ENSTAR's pension plan as at December 31, 1993, 1992 and 1991 respectively is as follows:

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)


(10)     BENEFIT PLANS (continued)

                                     1993      1992      1991
    Actuarial present value of:

       Vested accumulated benefit
         obligation                $(17,763) $(16,913) $(16,934)

       Projected vested benefit
         obligation                $(17,763) $(16,913) $(16,934)
       Fair value of plan assets     14,902    14,353    14,249

        Unfunded projected benefit
         obligation                  (2,861)   (2,560)   (2,685)
        Unrecognized net
         loss                         1,661     1,533     1,317
        Unrecognized net transition
         obligation                     872       907       941
        Adjustment required to
         recognize minimum
         liability                   (2,533)   (2,440)   (2,258)

        Accrued pension cost
         recognized in the
         Consolidated Balance
         Sheet                     $ (2,861) $ (2,560) $ (2,685)


    The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over the fair value of plan assets. A corresponding amount is recognized as either an intangible asset or a reduction to Partners' Capital. A reduction of Partners' Capital is required at December 31, 1993, 1992 and 1991 since the intangible asset recognized may not exceed the amount of unrecognized prior service cost.

    The pension expense for 1993, 1992 and 1991 is composed of the following:

                                     1993      1992      1991

    Interest cost                  $  1,300  $  1,303  $  1,207
    Expected return on plan
     assets                          (1,107)   (1,108)   (1,060)
    Net amortization and deferral        35        35        35
                                   $    228  $    230  $    182

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)


(10)     BENEFIT PLANS (continued)

    The assumed rate of return used in determining the projected benefit obligation was 7.5 percent, 8 percent and 8 percent for 1993, 1992 and 1991, respectively. The assumed long-term rate of return on plan assets was 8 percent, 8 percent and 9 percent for 1993, 1992 and 1991. Plan assets are invested in equity and fixed income securities.

(11)     OTHER POSTRETIREMENT BENEFITS

    In 1992, the Company adopted FASB Statement No. 106,
    "Employers' Accounting for Postretirement Benefits Other
    Than Pensions". The effect of adopting the new rules did not significantly impact the Company's profits.
    Postretirement benefit costs for 1991 which were recorded on a cash basis have not been restated.

(12)     REDEMPTION OF PARTICIPATING PREFERRED STOCK OF ENSTAR
         INDONESIA, INC.

    On March 12, 1991, ENSTAR Indonesia, Inc. redeemed all of its 1,297,431 outstanding shares of participating preferred stock, $.01 par value, at an aggregate cost of $1,842 or $1.42 per share. The aggregate cost included $467 ($.36 per share) for the semi-annual dividend for the period ending December 31, 1990 and $1,375 ($1.06 per share) for the stock redemption. Partners' capital was credited $2,507 for the excess of the book value of the preferred stock over the redemption amount.


(13)     CLAIMS AND LITIGATION

    The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations. The Company also has established a reserve of $3.5 million for potential exposure in a royalty dispute. The Company believes it may have valid defenses against such claims.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(14)     RELATED PARTY TRANSACTIONS

    All aspects of the Company's business that are not associated with the operating management of the Joint Venture, such as operations, legal, accounting, tax and other management functions are supplied by employees of the partners in accordance with management agreements negotiated among the parties. For the years 1993, 1992 and 1991, the charges approximated $500, $600 and $800, respectively.

    The Company holds demand notes in the amount of $40,000 from or guaranteed by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

    As operator of the Joint Venture, VICO performs services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). During the years ended December 31, 1993 and 1992, VICO charged P.T. Badak approximately $1.5 million and $1.8 million, respectively, principally for field pipeline maintenance services. Also, during the same periods, VICO billed P.T. Badak approximately $32 million and $41 million, respectively, for engineering services and costs incurred on P.T. Badak's behalf. The costs include approximately $7.2 million in 1993 and $17.2 million in 1992 relating to the modifications of Trains A through D at the LNG Plant. Accounts receivable from P.T. Badak approximated $3.3 million and $3.0 million at December 31, 1993 and 1992, respectively.


                      UNIMAR COMPANY AND SUBSIDIARIES

    SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

    The following items are contained in this section:

    (a) Indonesian oil and gas operations
    (b) Interim financial data


  (a) INDONESIAN OIL AND GAS OPERATIONS

    The Company's estimated net share of Indonesian oil and gas reserves is shown in Table 1. The estimated proved reserves of gas and oil and condensate as of December 31, 1993, 1992 and 1991 attributable to the Joint Venture's interest in the production sharing contract in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ultrastar.

    Net share estimates are the Company's present best estimates of the share of proved Indonesian reserves attributable to revenue the Company would receive, before Indonesian income taxes, under the terms of the Production Sharing Contract, as extended through August 7, 2018 based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, oil and gas prices, firm contract sales commitments and potential sales opportunities and upon numerous other assumptions. The Company has no ownership interest in the Indonesian reserves in place, but rather shares in production and revenue from the sale of oil, condensate, LPG and LNG in accordance with the Production Sharing Contract. The reserve estimates are subject to revision as prices fluctuate due to the cost recovery feature for field and other operating costs under the Production Sharing Contract and for changes in the Indonesian income tax rate. Because of the number and range of these variables, no representation can be made that the net share estimates set forth below are accurate, and any changes in such variables will impact such estimates and the cash flows the Company may realize in the future.

    Oil and gas reserves are considered proved if economic producibility is supported by either actual production or conclusive formation tests. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing

    INDONESIAN OIL AND GAS OPERATIONS (continued)


    wells where a relatively significant expenditure is required to permit production. These estimates do not include reserves which may be found by extension of proved areas, reserves which have been estimated considering known geological and seismic data and previous experience with similar reservoirs, or reserves recoverable by secondary or tertiary recovery methods unless these methods are in operation and showing successful results. These estimates include reserves that are not currently under contract, but which management expects may be marketed during the remaining period in which the Company has the right to produce such reserves, but for which there is no assurance of sales. Estimates of reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates used in connection with financial reporting. Actual future revenues from proved reserves estimates may vary significantly from estimated future cash flows due to changes in prices of oil and gas, and in the timing of actual production in future periods. Actual production and development costs will vary from those estimated due to inflation and other factors.

                                  TABLE 1

                    Quantities of Oil and Gas Reserves
                  (Oil in Thousands of BBLS; Gas in MMCF)


                                           Oil        Gas (a)


Proved Developed and Undeveloped
 Reserves:

 As of December 31, 1990                  9,976    1,026,498

    Revisions to previous estimates       2,503       66,027

    Production                           (1,329)     (81,144)

 As of December 31, 1991                 11,150    1,011,381

    Revisions to previous estimates       1,874       98,117

    Production                           (1,736)     (83,158)

 As of December 31, 1992                 11,288    1,026,340

    Revisions to previous estimates       4,044      133,820

    Production                           (1,778)     (84,920)

 As of December 31, 1993                 13,554    1,075,240

Proved Developed Reserves:

 As of December 31, 1990                  8,450      552,257

 As of December 31, 1991                  8,792      656,546

 As of December 31, 1992                  7,632      733,354

 As of December 31, 1993                 10,281      727,536


(a) Amounts for years prior to 1993 have been restated from a wet gas basis to a dry gas basis.




INDONESIAN OIL AND GAS OPERATIONS (continued)


Table 2 shows costs incurred in oil and gas property acquisition, exploration and development activities.

                                  TABLE 2

            Costs Incurred in Oil and Gas Property Acquisition,
                  Exploration and Development Activities
               Years ended December 31, 1993, 1992 and 1991
                          (Thousands of dollars)

                                    1993      1992     1991

Exploration costs                 $ 5,223   $ 7,193  $11,503
Development costs                  36,328    34,407   43,269


Table 3 shows results of operations for oil and gas producing activities.

                                  TABLE 3

        Results of Operations for Oil and Gas Producing Activities
               Years ended December 31, 1993, 1992, and 1991
                          (Thousands of dollars)

                                    1993      1992     1991


Revenues                          $200,581  $205,847 $207,846

Production costs                    17,836    19,068   20,557

Exploration costs                    4,947     9,066    9,634

Depreciation, depletion
 and amortization                   52,710    57,275   61,491

Income tax expense                  87,640    81,386   82,804

Results of operations for
 producing activities (1)         $ 37,448  $ 39,052 $ 33,360


(1)   Excludes corporate overhead and interest costs.

     Table 4 shows a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves using an annual discount of 10 percent and the Company's net share estimates referred to in the preface to Table 1. Generally, estimated future cash inflows have been computed by applying year-end prices of oil and gas to estimated future production of proved oil and gas reserves. Future development and production costs have been computed by estimating the future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses have been calculated by using the year-end statutory tax rate for Indonesia of 56 percent through August 7, 1998 and 48 percent thereafter. Indonesian net cash flow estimates are the Company's present best estimates of the share of future net revenues, after Indonesian taxes and capital and operating contributions to the Joint Venture, that the Company would receive if proved reserves are produced under the terms of the Production Sharing Contract, as extended, based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, firm contract sales commitments and potential sales opportunities and upon numerous other assumptions. Additionally, the net cash flow estimates include amounts due IPU holders.

     Because of the number and range of these variables, no representation can be made that the net cash flow estimates set forth below are accurate, and any change in such variables will impact the cash flows the Company may realize in the future.

                                  TABLE 4

       Standardized Measure of Discounted Future Net Cash Flows and
          Changes Therein Relating to Proved Oil and Gas Reserves
                    At December 31, 1993, 1992 and 1991
                          (Thousands of dollars)

                               1993        1992         1991

Future cash inflows         $2,085,222  $2,627,497   $2,732,366
Future production and
  development costs           (589,163)   (573,047)    (556,121)
Future income tax expenses    (740,808) (1,037,570)  (1,109,377)

Future net cash flows          755,251   1,016,880    1,066,868

10% annual discount for
  estimated timing of
  cash flows                  (375,500)   (496,070)    (516,755)

Standardized measure of
  discounted future net
  cash flows                $  379,751  $  520,810   $  550,113

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for proved reserves during 1993, 1992 and 1991.


                                 1993        1992         1991

                                       (Thousands of dollars)

Standardized measure of discounted
  future net cash flows at
  beginning of period         $  520,810  $  550,113  $ 812,554

Sales and transfers of oil and gas
  produced, net of production
  costs                         (177,720)   (180,139)  (178,498)

Net changes in prices and
  production costs              (367,050)   (108,119)  (712,766)

Development costs incurred
  during the period               36,328      34,407     43,269

Revisions of previous
  quantity estimates             104,367      78,074     88,703

Accretion of discount             92,991     100,530    154,079

Net change in income taxes       170,025      45,944    342,772

Standardized measure of discounted
 future net cash flows at end
 of period                    $  379,751  $  520,810   $550,113


Note: The standardized measure of discounted future net cash flows at December 31, 1993, 1992 and 1991 included $59,629, $90,683 and $102,532, respectively, in future net cash flows attributable to IPU holders.


b) INTERIM FINANCIAL DATA (Unaudited)

     The following table shows summary quarterly data for 1993, 1992 and 1991:

                                 1st         2nd         3rd             4th
                               Quarter     Quarter      Quarter        Quarter

Year Ended December 31, 1993

Revenues.............         $ 58,298     $ 38,834     $ 47,840     $ 55,616

Operating profit.....         $ 37,952     $ 21,099     $ 28,331     $ 36,798

Net earnings.........         $ 10,804     $  3,618     $  5,350     $ 10,703

Year Ended December 31, 1992

Revenues.............         $ 52,814     $ 45,518     $ 56,642     $ 50,923

Operating profit.....         $ 30,909     $ 25,059     $ 33,456     $ 24,532 (a)

Net earnings.........         $  7,842     $  6,207     $  7,766     $ 1,861

Year Ended December 31, 1991

Revenues.............         $ 67,160     $ 44,227     $ 59,720     $ 36,739

Operating profit.....         $ 43,630     $ 23,372     $ 31,806     $ 17,356

Net earnings.........         $  8,972     $  1,784     $  5,339     $  2,159


(a)  Includes a $6,400 provision for prior year's windfall profit tax liability.
/TABLE

SCHEDULE  V
                                  UNIMAR COMPANY AND SUBSIDIARIES

                                   Property, Plant and Equipment
                            Years Ended December 31, 1993, 1992 and 1991
                                       (Thousands of dollars)
                             Balance at                                         Balance
                             Beginning         Additions                        at End
                             of Period         at Cost          Retirements    of Period

1993

Oil and gas properties
  Indonesia                  $955,285          $ 39,967         $ (3,365)     $991,887
  Other                            14                 -                -            14
Other                           3,431               175             (323)        3,283
                             $958,730          $ 40,142         $ (3,688)     $995,184

1992

Oil and gas properties
  Indonesia                  $922,751          $ 38,978         $  (6,444)    $955,285
  Other                            14                 -                 -           14
Other                           3,317               239              (125)       3,431
                             $926,082          $ 39,217         $  (6,569)    $958,730
1991

Oil and gas properties
  United States              $    450          $      -         $    (450)    $      -
  Indonesia                   877,613            54,339            (9,201)     922,751
  Other                            14                 -                 -          14
Other                           2,106             1,510              (299)       3,317
                             $880,183          $ 55,849         $  (9,950)    $926,082

SCHEDULE VI
                                  UNIMAR COMPANY AND SUBSIDIARIES

              Accumulated Depreciation and Depletion of Property, Plant and Equipment
                            Years Ended December 31, 1993, 1992 and 1991
                                       (Thousands of dollars)

                             Balance at        Charges to                     Balance
                             Beginning         Costs and        Retire-       at End
                             of Period         Expenses         ments        of Period

1993

Oil and gas properties
  Indonesia                  $527,150          $ 52,710         $      -     $579,860
  Other                           893               377             (323)         947
                             $528,043          $ 53,087         $   (323)    $580,807


1992

Oil and gas properties
  Indonesia                  $469,875          $ 57,275         $      -     $527,150
  Other                           671               347             (125)         893
                             $470,546          $ 57,622         $   (125)    $528,043

1991

Oil and gas properties
  United States              $    422          $     28         $   (450)    $      -
  Indonesia                   408,412            61,463                -      469,875
  Other                           656               314             (299)         671
                             $409,490          $ 61,805         $   (749)    $470,546



Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures.

    None


                                 PART III


Item 10. Directors and Executive Officers of the Registrant.

    The management, budgeting and financial control of the Company's interest in the Indonesian Joint Venture operations are exercised by a Management Board consisting of six members, three appointed by each partner. The following persons currently serve as members of the Company's Management Board:

    GEORGE W. BERKO (age 47) was appointed to the Company's Management Board in May 1992. Since May 1992, he has served as the Partners' representative for Investor Relations, Treasurer and Chief Financial and Accounting Officer of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL, and certain of their subsidiaries, and has been LASMO America Ltd.'s Vice President - Unimar Accounting. From October 1990 until April 1992, he was Vice President, Controller of Ultramar Oil and Gas Limited, and prior to that time, he was a General Manager of American Ultramar Ltd. from December 1984.

    IAN D. BROWN (age 44) was appointed to the Company's Management Board in February 1993. He is also Director and Chairman of ENSTAR and certain of its affiliates. In January 1994 he was appointed President and General Manager of LASMO Companies in Indonesia. In January 1993, he was appointed Director, Indonesian Joint Venture for LASMO plc and a member of the VICO Board. Since May 1986, he served as Commercial Manager for LASMO plc, and from February 1987, Managing Director, LASMO Trading Limited, the marketing, trading and transportation affiliates of the parent company.

    LARRY D. KALMBACH (age 42) was appointed to the Company's Management Board in February 1993. Since February 1, 1993, he has been Vice President-Finance of UTPH after serving as Vice President and Controller of UTPH since September 1986. Prior to that time, he held various financial management positions with UTPH since 1974.

    WILLIAM M. KRIPS (age 54) was appointed to the Company's Management Board in January 1987. He is also a Director of ENSTAR and certain of its affiliates. Since December 1991, he has been Senior Vice President Exploration & Production of UTPH. Prior to that time, he served as Senior Vice President and General Manager - U. S. Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group and Vice President and General Manager - International Operations.

    ARTHUR W. PEABODY (age 50) was appointed to the Company's Management Board in February 1992 and in April 1993 was appointed Chairman of the Management Board. He is also a Director of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL and VICO. Since February 1992, he has been Senior Vice President - Exploration and Production of UTPH, and prior to that time, he held various positions at UTPH including Senior Vice President and General Manager - Hydrocarbon Products Group, Vice President - Planning and Administration and Vice President - Acquisitions and Planning.

    JERRY L. PICKERILL (age 56) was appointed to the Company's Management Board in June 1992 and also serves as a Director of ENSTAR Corporation. Since February of 1989, he has served as President of LASMO Energy Corporation and is currently President and Director of LASMO America Limited, the holding company for the LASMO U. S. subsidiaries. He previously served as Vice President and General Counsel for CNG Producing Company, Tulsa Division, Vice President and General Counsel of Mapco Oil & Gas, Inc., and an attorney for Amerada Hess Corporation.

    As set forth above, control of the Company's operations is exercised by the Management Board. The Company, a Texas general partnership, does not have any Executive Officers.


Item 11. Executive Compensation.

    The Company has no executive officers, and no members of the Management Board are paid directly by the Company. All members of the Management Board are full-time employees of UTPH or LASMO, or their respective subsidiaries, and do not receive from the Company any remuneration for their services to the Company. Moreover, the Company has no employees who are compensated for their services to the Company. VICO, a subsidiary of the Company, has employees who are responsible for the daily operating activities of the Joint Venture and are compensated by the Joint Venture. See Item 13 below for information concerning the Company's reimbursement to LASMO for services rendered to the Company by one of LASMO's designees on the Management Board.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

    The Company is a Texas general partnership and as such has no voting securities apart from the general partnership interests owned by the partners. The table below reflects the beneficial ownership of 100 percent of the partnership interests in the Company as of March 15, 1994:

                      Name and Address of  Amount Beneficially
Title of Class         Beneficial Owner           Owned

General Partnership   LASMO plc                   50%
  Interest            100 Liverpool Street
                      London EC2M 2BB
                      England


                      Name and Address of  Amount Beneficially
Title of Class         Beneficial Owner           Owned

General Partnership   Union Texas Petroleum       50%
  Interest             Holdings, Inc.
                      1330 Post Oak Boulevard
                      Houston, Texas  77252


Item 13. Certain Relationships and Related Transactions.

    The partners of the Company provide management expertise, office space, and administrative, legal and professional services. For such services, a management fee of approximately $508 and $600 was charged in 1993 and 1992, respectively, including $138 ($96 in 1992) paid in respect of Mr. Berko's services.

    The Company holds demand notes in the amount of $40 million from or generated by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

    As operator of the Joint Venture, VICO conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants to VICO. In addition, VICO performs services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). For the year ended December 31, 1993, VICO charged P.T. Badak approximately $32 million ($41 million in 1992) for engineering services and costs incurred on P.T. Badak's behalf. Also, during 1993 VICO billed P.T. Badak approximately $1.5 million ($1.8 million in 1992) principally for field pipeline maintenance services. Accounts receivable from P.T. Badak approximated $3.3 million at December 31, 1993 ($3.0 million at December 31, 1992).

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


    (a)(1)  Financial Statements listed below are included as
            Part II, Item 8 hereof on the pages indicated:


              Report of Independent Auditors             25

              Consolidated Balance Sheet,
                 December 31, 1993 and 1992              26

              Consolidated Statement of Earnings,
                 Years ended December 31, 1993,
                 1992 and 1991                           27

              Consolidated Statement of Cash Flows,
                 Years ended December 31, 1993,
                 1992 and 1991                           28

              Consolidated Statement of Changes in
                 Partners' Capital, Years ended
                 December 31, 1993, 1992 and 1991        29

              Notes to Consolidated Financial
                 Statements                              30-44

              Supplemental Financial Information
                 (unaudited)                             45-51


       (2) Financial Statement Schedules listed below are filed as a part hereof on the pages indicated:

              V -  Property, Plant and Equipment         52

              VI - Accumulated Depreciation and
                     Depletion of Property, Plant
                     and Equipment                       53



All other schedules are omitted as they are not required or are not applicable.

    (a)(3)   The following documents are included as Exhibits to
             this Report.   Unless it has been indicated that a
             document listed below is incorporated by reference herein, copies of the document have been filed herewith.

    (2)-1- Merger Agreement, dated May 22, 1984, and Amendment Agreements thereto, dated June 8, 1984 and June 12, 1984 (incorporated by reference to Annex A to the Prospectus/Proxy Statement included in the Company's Registration Statement on Form S-14 (No. 2-93037)).*

    (2)-2-   Agreement of Merger, dated as of August 28, 1984
             (incorporated by reference to Annex B to the Prospectus/Proxy Statement included in the
             Company's Registration Statement on Form S-14 (No.
             2-93037)).*

    (2)-3- Divestiture Agreement, dated June 20, 1984 (filed as Exhibit 2.3 to the Company's Registration
             Statement on Form S-14 (No. 2-93037)).*

    (3)-1-   Amended and Restated Agreement of General
             Partnership of Unimar Company dated September 11,
             1990 between Unistar, Inc. and Ultrastar, Inc.
             (filed as Exhibit (3)-4- to the Company's 1990 Form
             10-K (No. 18791)).*

    (4)-1-   Form of Indenture between Unimar and Irving Trust
             Company, as Trustee (filed as Exhibit 4 to the
             Company's Registration Statement on Form S-14 (No.
             2-93037)).*

    (4)-2- First Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar and Irving Trust Co., as Trustee (Exhibit (4)-1 above) (Filed as Exhibit 10.114 to Union Texas Petroleum Holdings, Inc.'s Registration Statement on Form S-1 (No. 33-16267)).*

    (10)-1- Joint Venture Agreement, dated August 8, 1968, among Roy M. Huffington, Inc., Virginia International Company, Austral Petroleum Gas Corporation, Golden Eagle Indonesia, Limited, and Union Texas Far East Corporation, as amended (filed as Exhibit 6.6 to Registration Statement No. 2-58834 of Alaska Interstate Company).*

    (10)-2- Agreement dated as of October 1, 1979, among the parties to the Joint Venture Agreement referred to in Exhibit (10)-1- above (filed as Exhibit 5.2 to Registration Statement No. 2-66661 of Alaska Interstate Company).*



             *  Incorporated herein by reference.

    (10)-3- Amendment to the Operating Agreement dated April 1, 1990, between Roy M. Huffington, Inc., a Delaware corporation, Ultramar Indonesia Limited, a Bermuda corporation, Virginia Indonesia Company, a Delaware corporation, Virginia International Company, a Delaware corporation, Union Texas East Kalimantan Limited, a Bahamian corporation, and Universe Gas & Oil Company, Inc., a Liberian corporation.

    (10)-4- Amended and Restated Production Sharing Contract dated April 23, 1990 (effective August 8, 1968 - August 7, 1998) by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation.

    (10)-5- Production Sharing Contract dated April 23, 1990 (effective August 8, 1998 - August 7, 2018) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation.

    (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field (filed as Exhibit
             (10)-58- to the Company's 1991 Form 10-K (No. 1-
             8791)).*

    (10)-7- Third Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

    (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers.






             *  Incorporated herein by reference.

    (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand.

    (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973.

    (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers.

    (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi
             Negara (Pertamina) and the parties to the Joint
             Venture Agreement, including the Company.

    (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990.



             *  Incorporated herein by reference.

    (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International.

    (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

    (10)-16- Badak III LNG Sales Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987 (filed as Exhibit
             (10)-59- to the Company's 1991 Form 10-K (No. 1-
             8791)).*

    (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan
             Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement.

    (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan
             Pertambangan Minyak Dan Gas Bumi Negara and Korea
             Gas Corporation.

    (10)-19- Schedule A to the LNG Sales and Purchase Contract
             (Korea II FOB) between Perusahaan Pertambangan
             Minyak Dan Gas Bumi Negara and Korea Gas
             Corporation.

    (10)-20- Bontang III Producers Agreement, dated February 9,
             1988, among Perusahaan Pertambangan Minyak Dan Gas
             Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement.










             *  Incorporated herein by reference.

    (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders.

    (10)-22- Amendment No. 2 to Producers Agreement No. 2 dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited and Universe Tankships, Inc. (filed as Exhibit (10)-44- to the Company's 1988 Form 10-K (No. 1-8791)).*

    (10)-23- $316,000,000 Bontang III Loan Agreement dated
             February 9, 1988 among Continental Bank
             International as Trustee, Train-E Finance Co., Ltd.
             as Tranche A Lender and The Industrial Bank of
             Japan Trust Company as Agent.

    (10)-24- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit
             10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*

    (10)-25- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (Filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*




             *  Incorporated herein by reference.

    (10)-26- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)- 40- to the Company's 1988 Form 10-K (No. 1-8791)).*

    (10)-27- Letter agreement between Perusahaan Pertambangan
             Minyak Dan Gas Bumi Negara and Chinese Petroleum
             Corporation, dated December 1, 1989.

    (10)-28- Memorandum of Agreement (Yokkaichi Extension), made as of December 21, 1989, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., as Buyer (filed as Exhibit (10)-60- to the Company's 1989 Form 10-K (No. 1-8791)).*

    (10)-29- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers.

    (10)-30- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi
             Negara, as Seller and Hiroshima Gas Co., Ltd. and
             Nippon Gas Co., Ltd., as Buyers.

    (10)-31- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi
             Negara, as Seller and Osaka Gas Co., Ltd., as
             Buyer.

    (10)-32- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

    (10)-33- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991.



             *  Incorporated herein by reference.

    (10)-34- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991.

    (10)-35- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990.

    (10)-36- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders.

    (10)-37- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent.

    (10)-38- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International.





             *  Incorporated herein by reference.

    (10)-39- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*

    (10)-40- Bontang Capital Projects Loan Agreement No. 1 between Continental Bank International as Trustee under the Badak Trustee and Paying Agent Agreement, Borrower, and The Industrial Bank of Japan Trust Company, Agent, for the Lenders dated as of September 10, 1986 (filed as Exhibit (4)-13- to the Company's 1986 Form 10-K (No. 1-8791)).*

    (10)-41- Bontang Capital Projects Loan Agreement No. 2 dated June 9, 1987, among Continental Bank International, as Trustee under the Badak Trustee and Paying Agent Agreement (Borrower), the banks named therein as Lead Managers and Lenders and The Industrial Bank of Japan Trust Company (Agent) (filed as Exhibit
             (10)-31 to the Company's 1987 Form 10-K (No. 1-
             8791)).*

    (10)-42- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992.

    (10)-43- Bontang LPG Sales and Purchase Contract between
             Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Japan Indonesia Oil Co., Ltd., as
             Buyer, dated February 20, 1992.

    (10)-44- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986 (filed as Exhibit (10)-60- to the Company's 1991 Form 10-K (No. 1-8791)).*

    (10)-45- Bontang LPG Supply Agreement, dated November 17,
             1987, between Perusahaan Pertambangan Minyak Dan
             Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement.


             *  Incorporated herein by reference.

    (10)-46- Advance Payment Agreement between Perusahaan
             Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Arun Bontang Project Finance Co., Ltd., dated
             February 16, 1987 (filed as Exhibit (4)-15- to the
             Company's 1986 Form 10-K (No. 1-8791)).*

    (10)-47- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited.

    (10)-48- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited.

    (21)-1-  List of Subsidiaries of the Company.

    (23)-1-  Consent of Ernst & Young.

    (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1993.





             *  Incorporated herein by reference.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIMAR COMPANY


March 24, 1994                By  /S/ ARTHUR W. PEABODY
                                  Arthur W. Peabody
                                  Chairman of the
                                  Management Board




  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 1994.




By /S/ GEORGE W. BERKO          By  /S/ LARRY D. KALMBACH
   George W. Berko                  Larry D. Kalmbach
   Management Board                 Management Board
   (LASMO Representative)           (UTPH Representative)




By /S/ IAN D. BROWN             By  /S/ WILLIAM M. KRIPS
   Ian D. Brown                     William M. Krips
   Management Board                 Management Board
   (LASMO Representative)           (UTPH Representative)




By /S/ JERRY L. PICKERILL       By  /S/ ARTHUR W. PEABODY
   Jerry L. Pickerill               Arthur W. Peabody
   Management Board                 Chairman of the
   (LASMO Representative)           Management Board
                                    (UTPH Representative)


                             INDEX TO EXHIBITS

                                                                 Sequential
                                                                  Numbered
Exhibit Number                                                      Page

The following documents are included as Exhibits to this Report.
Unless it has been indicated that a document listed below is incorporated by reference herein, copies of the document have been filed herewith.

     (2)-1- Merger Agreement, dated May 22, 1984, and Amendment Agreements thereto, dated June 8, 1984 and June 12, 1984 (incorporated by reference to Annex A to the Prospectus/Proxy Statement included in the Company's Registration Statement on Form S-14 (No. 2-93037)).*

     (2)-2-   Agreement of Merger, dated as of August 28, 1984
              (incorporated by reference to Annex B to the Prospectus/Proxy Statement included in the
              Company's Registration Statement on Form S-14 (No.
              2-93037)).*

     (2)-3- Divestiture Agreement, dated June 20, 1984 (filed as Exhibit 2.3 to the Company's Registration
              Statement on Form S-14 (No. 2-93037)).*

     (3)-1-   Amended and Restated Agreement of General
              Partnership of Unimar Company dated September 11,
              1990 between Unistar, Inc. and Ultrastar, Inc.
              (filed as Exhibit (3)-4- to the Company's 1990
              Form 10-K (No. 18791)).*

     (4)-1-   Form of Indenture between Unimar and Irving Trust
              Company, as Trustee (filed as Exhibit 4 to the
              Company's Registration Statement on Form S-14 (No.
              2-93037)).*

     (4)-2- First Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar and Irving Trust Co., as Trustee (Exhibit (4)-1 above) (Filed as Exhibit 10.114 to Union Texas Petroleum Holdings, Inc.'s Registration Statement on Form S-1 (No. 33-16267)).*

     (10)-1- Joint Venture Agreement, dated August 8, 1968, among Roy M. Huffington, Inc., Virginia International Company, Austral Petroleum Gas Corporation, Golden Eagle Indonesia, Limited, and Union Texas Far East Corporation, as amended (filed as Exhibit 6.6 to Registration Statement No. 2-58834 of Alaska Interstate Company).*


              *  Incorporated herein by reference.

     (10)-2- Agreement dated as of October 1, 1979, among the parties to the Joint Venture Agreement referred to in Exhibit (10)-1- above (filed as Exhibit 5.2 to Registration Statement No. 2-66661 of Alaska Interstate Company).*

     (10)-3- Amendment to the Operating Agreement dated April 1, 1990, between Roy M. Huffington, Inc., a Delaware corporation, Ultramar Indonesia Limited, a Bermuda corporation, Virginia Indonesia Company, a Delaware corporation, Virginia International Company, a Delaware corporation, Union Texas East Kalimantan Limited, a Bahamian corporation, and Universe Gas & Oil Company, Inc., a Liberian corporation.

     (10)-4- Amended and Restated Production Sharing Contract dated April 23, 1990 (effective August 8, 1968 - August 7, 1998) by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation.

     (10)-5- Production Sharing Contract dated April 23, 1990 (effective August 8, 1998 - August 7, 2018) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation.

     (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field (filed as Exhibit
              (10)-58- to the Company's 1991 Form 10-K (No. 1-
              8791)).*

     (10)-7- Third Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.







              *  Incorporated herein by reference.

     (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers.

     (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand.

     (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973.

     (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers.

     (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement, including the Company.

     (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990.

              *  Incorporated herein by reference.

     (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International.

     (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

     (10)-16- Badak III LNG Sales Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987 (filed as Exhibit (10)-59- to the Company's 1991 Form 10-K (No. 1-8791)).*

     (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara
              (Pertamina) and the parties to the Joint Venture
              Agreement.

     (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara and Korea
              Gas Corporation.

     (10)-19- Schedule A to the LNG Sales and Purchase Contract
              (Korea II FOB) between Perusahaan Pertambangan
              Minyak Dan Gas Bumi Negara and Korea Gas
              Corporation.

     (10)-20- Bontang III Producers Agreement, dated February 9,
              1988, among Perusahaan Pertambangan Minyak Dan Gas
              Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement.








              *  Incorporated herein by reference.

     (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders.

     (10)-22- Amendment No. 2 to Producers Agreement No. 2 dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited and Universe Tankships, Inc. (filed as Exhibit (10)-44- to the Company's 1988 Form 10-K (No. 1-8791)).*

     (10)-23- $316,000,000 Bontang III Loan Agreement dated
              February 9, 1988 among Continental Bank
              International as Trustee, Train-E Finance Co.,
              Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent.

     (10)-24- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit
              10.42 to the Union Texas Petroleum Holdings,
              Inc.'s 1991 Form 10-K (Commission File No. 1-
              9019)).*

     (10)-25- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (Filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*



              *  Incorporated herein by reference.

     (10)-26- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)- 40- to the Company's 1988 Form 10-K (No. 1-8791)).*

     (10)-27- Letter agreement between Perusahaan Pertambangan
              Minyak Dan Gas Bumi Negara and Chinese Petroleum
              Corporation, dated December 1, 1989.

     (10)-28- Memorandum of Agreement (Yokkaichi Extension), made as of December 21, 1989, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., as Buyer (filed as Exhibit (10)-60- to the Company's 1989 Form 10-K (No. 1-8791)).*

     (10)-29- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers.

     (10)-30- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas
              Bumi Negara, as Seller and Hiroshima Gas Co., Ltd.
              and Nippon Gas Co., Ltd., as Buyers.

     (10)-31- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas
              Bumi Negara, as Seller and Osaka Gas Co., Ltd., as
              Buyer.

     (10)-32- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

     (10)-33- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991.

              *  Incorporated herein by reference.

     (10)-34- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991.

     (10)-35- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990.

     (10)-36- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders.

     (10)-37- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent.

     (10)-38- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International.




              *  Incorporated herein by reference.

     (10)-39- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*

     (10)-40- Bontang Capital Projects Loan Agreement No. 1 between Continental Bank International as Trustee under the Badak Trustee and Paying Agent Agreement, Borrower, and The Industrial Bank of Japan Trust Company, Agent, for the Lenders dated as of September 10, 1986 (filed as Exhibit (4)-13-to the Company's 1986 Form 10-K (No. 1-8791)).*

     (10)-41- Bontang Capital Projects Loan Agreement No. 2 dated June 9, 1987, among Continental Bank International, as Trustee under the Badak Trustee and Paying Agent Agreement (Borrower), the banks named therein as Lead Managers and Lenders and The Industrial Bank of Japan Trust Company (Agent) (filed as Exhibit (10)-31 to the Company's 1987 Form 10-K (No. 1-8791)).*

     (10)-42- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992.

     (10)-43- Bontang LPG Sales and Purchase Contract between
              Perusahaan Pertambangan Minyak Dan Gas Bumi
              Negara, as Seller, and Japan Indonesia Oil Co.,
              Ltd., as Buyer, dated February 20, 1992.

     (10)-44- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986 (filed as Exhibit (10)-60- to the Company's 1991 Form 10-K (No. 1-8791)).*

     (10)-45- Bontang LPG Supply Agreement, dated November 17,
              1987, between Perusahaan Pertambangan Minyak Dan
              Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement.

              *  Incorporated herein by reference.

     (10)-46- Advance Payment Agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Arun Bontang Project Finance Co., Ltd., dated February 16, 1987 (filed as Exhibit
              (4)-15- to the Company's 1986 Form 10-K (No. 1-
              8791)).*

     (10)-47- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited.

     (10)-48- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited.

     (21)-1-  List of Subsidiaries of the Company.

     (23)-1-  Consent of Ernst & Young.

     (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1993.

























              *  Incorporated herein by reference.