Form 10-Q
period 1994-03-31
UNIMAR CO
filed 1994-05-12
CIK 752290

UNIMAR COMPANY
                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Statements of Earnings
                 March 31, 1994. . . . . . . . . . . . . . .1

               Consolidated Balance Sheets
                 March 31, 1994. . . . . . . . . . . . . . .2

               Consolidated Statements of Cash Flow
                 March 31, 1994. . . . . . . . . . . . . . .3

               Notes to Condensed Consolidated Financial
                 Statements March 31, 1994 . . . . . . . . .4


  Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . .6


PART II.  OTHER INFORMATION

  Item 5.      Other Information . . . . . . . . . . . . . .8

  Item 6.      Exhibits and Reports on Form 8-K. . . . . . .8


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . .9

                       PART I.   FINANCIAL INFORMATION

                       UNIMAR COMPANY AND SUBSIDIARIES

                Condensed Consolidated Statements of Earnings
                            (Thousands of dollars)
                                 (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                              1994        1993


Oil and gas production revenues             $55,151     $58,298


Production costs                              4,892       4,877
Depletion, depreciation and amortization     14,859      14,659
Exploration costs including dry holes            16         810


   Operating profit                          35,384      37,952


General and administrative expenses            (291)       (594)
Interest expense                                (18)     (1,175)
Interest income                                  42         106
Other expense                                    23          72

   Earnings before income taxes and
     extraordinary item                      35,140      36,361

Income tax expense
   Current                                   24,051      25,952
   Deferred                                   1,271        (395)
                                             25,322      25,557


Net earnings before extraordinary item        9,818      10,804

Extraordinary loss on redemption of debt      3,708           -

Net earnings                                $ 6,710     $10,804










See accompanying Notes to Condensed Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                           (Thousands of dollars)



                                            March 31,      December 31,
                                              1994            1993
                                           (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                $  6,849        $  8,284
  Accounts and notes receivable               8,015          11,604
  Inventories                                13,929          10,886
  Other current assets                        3,434           2,381

     Total current assets                    32,227          33,155

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)              996,440         991,901
  Other                                       3,239           3,283

                                            999,679         995,184
  Less:  accumulated depreciation and
   depletion                                595,707         580,807
  Net property, plant and equipment         403,972         414,377

Other assets                                  1,256           1,252

                                           $437,455        $448,784


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current maturities of long term debt     $      -        $ 33,292
  Accounts payable                            3,075           3,229
  Advances from joint venture partners        2,068           3,589
  Accrued liabilities                        12,367           9,314
  Income taxes                               18,110          19,280
    Total current liabilities                35,620          68,704

Deferred income taxes                       168,478         167,206
Other liabilities                             9,520          10,048

Partners' capital                           303,837         282,826
  Less:  demand notes receivable             80,000          80,000
                                            223,837         202,826

                                           $437,455        $448,784


See accompanying Notes to Condensed Consolidated Financial Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                 (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                   1994       1993


Net earnings                                     $  6,710   $ 10,804
Adjustments to reconcile to net cash
 provided by operating activities:
   Depletion, depreciation and amortization        14,961     14,748
   Deferred income taxes                            1,271       (395)
   Exploratory dry hole costs                          (3)       (18)
   Loss on redemption of debt                       3,108          -
   Interest accretion                                   -        348
   Working capital and other                          692     (3,699)

Net cash provided by operating activities          26,739     21,788

Investment activities:
    Capital expenditures                           (4,553)    (8,262)

 Net cash used in investing activities             (4,553)    (8,262)

Financing activities:
    Repayment of debt                             (36,400)         -
    Capital contributions (distributions)-net      14,300    (12,600)

 Net cash used in financing activities            (22,100)   (12,600)

Increase (decrease) in advances from joint
  venture partners                                 (1,521)         7


Net increase (decrease) in cash and
  cash equivalents                                 (1,435)       933

Cash and cash equivalents at beginning of year      8,284      6,461

Cash and cash equivalents at end of quarter      $  6,849   $  7,394

IPU distributions paid                           $  4,096   $  4,743

Interest paid                                    $    300   $     72

Income taxes paid                                $ 25,264   $ 26,638




See accompanying Notes to Condensed Consolidated Financial Statements.

                     UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                              March 31, 1994
                                (Unaudited)


(1) Unimar Company (the Company) is a general partnership organized under the Texas Uniform Partnership Act, whose partners are Unistar, Inc., a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc., a Delaware corporation, and LASMO (Ustar) Inc., a Delaware corporation and an indirect wholly-owned subsidiary of LASMO plc, a public limited company organized under the laws of England. Each partner shares equally in the Company's net earnings, distributions and capital contributions.

(2) These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto included in the Company's 1993 annual report on Form 10-K. In the opinion of management, the accompanying financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results on an annualized basis.

                     UNIMAR COMPANY AND SUBSIDIARIES

                              March 31, 1994
                                (Unaudited)


(3)   The table below outlines the calculation of the Indonesian
      Participating Unit (IPU) participation payment for the first quarter of 1994.

                                                     1994
                                                  First Quarter
                                             (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 54,931

       Oil and condensate receipts             10,493

       Other non-revenue cash receipts
          from Joint Venture                    1,329

               Total positive cash flow        66,753

     Less negative cash flow:

       Expenditures to Joint Venture           14,344

       Indonesian income taxes                 25,769

               Total negative cash flow        40,113

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 26,640

     Net cash flow for benefit of
       IPU holders*                          $  6,467

     Participation Payment per IPU*          $    .60





        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow. As of March 31, 1994 there were 10,778,590 IPUs issued and outstanding.

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1993 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.


Liquidity and Capital Resources

     Cash flow from operations for the three months ended March 31, 1994 amounted to $26.7 million as compared to $21.8 million for the same period in 1993. Capital expenditures and partners' contributions to the Company for the first quarter of 1994 were $4.6 million and $14.3 million, respectively. For the three months ended March 31, 1993, capital expenditures and Company distributions to the partners were $8.3 million and $12.6 million, respectively.

     The Company's share of the 1994 Indonesian Joint Venture expenditures is expected to be approximately $56 million of which $38 million is anticipated for capital items. During the first three months of 1994, approximately $14 million was called by the Joint Venture as compared to $18 million for the three months ended March 31, 1993.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sale of crude oil and LPG. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

Results of Operations

                       Quarter Ended March 31, 1994
                 Compared to Quarter Ended March 31, 1993

     For the first quarter of 1994, revenues were $55.2 million, compared to $58.3 million in 1993. The decrease in revenues was primarily attributable to a 15 percent reduction in the average price per million BTUs received for LNG and a 15 percent decrease in the realized price per barrel of crude oil. The average price received per million BTUs of LNG for the first quarter of 1994 decreased to $2.40 per million BTUs as compared to $2.84 for the same period in 1993. The average realized crude oil price fell $2.71 to $15.64 per barrel in the first quarter of 1994 from $18.35

                     UNIMAR COMPANY AND SUBSIDIARIES

                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations, Continued


per barrel in the first quarter of 1993. The prices realized by the Company for its products reflected the decrease in world wide crude prices which occurred from the first quarter of 1993 to the first quarter of 1994.

     The Joint Venture's share of the LNG delivered from the Bontang plant in the first quarter of 1994 increased to 120 trillion BTUs (40.8 net equivalent cargoes) from 107 trillion BTUs (36.4 net equivalent cargoes) in the first quarter of 1993. Total LNG deliveries from the Bontang plant increased to 199 trillion BTUs (69 gross cargoes)as compared to 165 trillion BTUs (58 gross cargoes) in 1993. The increased plant deliveries reflected the recent completion of Train F and other plant improvements. The Joint Venture expects to deliver 135 net equivalent cargoes during 1994 as compared to 127 net equivalent cargoes in 1993. Crude oil volumes net to the Company decreased 7 percent to 428 thousand barrels as compared to 461 thousand barrels for the quarter ended March 31, 1993. The first quarter benefitted from a favorable crude oil revenue final settlement from 1993 reflecting a reallocation of certain capital expenditures from gas to oil.

     Depletion, depreciation and amortization increased $0.2 million due to the higher gas production volumes discussed above.
The increase was offset by lower depletion rates resulting from a higher level of reserves caused by fourth quarter reserve additions.

     Indonesian income taxes in the first quarter of 1994 decreased $0.3 million to $25.3 million from $25.6 million in the first quarter of 1993. The decrease in current income taxes was primarily due to lower revenues and a favorable tax final settlement from 1993. Offsetting this, deferred taxes increased due to higher non-taxable revenues resulting from the 1993 revenue final settlements as discussed above. The effective tax rates for the 1994 and 1993 quarters were 79 percent and 70 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities not deductible in the partnership. The increase in the effective tax rate for 1994 was attributable to the loss on redemption of bonds as discussed above.

     Extraordinary loss on redemption of debt in 1994 included a $3.1 million loss on the early redemption of the Company's 8-1/4% convertible subordinated guaranteed debentures, due originally in December 1995. These debentures were repaid on January 5, 1994 in the principal amount of $36.4 million.

                    UNIMAR COMPANY AND SUBSIDIARIES

                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations, Continued


PART II.  Other Information

Item 5.  Other Information

     Management, budgeting and financial control of Unimar is exercised by a Management Board consisting of six members, three appointed by each of the Unistar and LASMO (Ustar), Inc. On April 28, 1994,
Enterprise Oil plc ("Enterprise"), an oil exploration and production public limited company organized under the laws of England, announced a proposed takeover bid for LASMO plc, the parent company of LASMO (Ustar), Inc. which is one of the two general partners of Unimar. On April 28, 1994 LASMO's Board of
Directors advised shareholders to reject Enterprise's offer.

     The holders of the Indonesian Participating Units (IPUs) are entitled to quarterly payments until September 1999 based on a percentage of certain net cash flow generated by the Company's interest in the Indonesian Joint Venture. Revenues of the Joint Venture are derived principally from the sale of LNG under long term sales contracts principally with utility and industrial companies in Japan, South Korea and Taiwan reduced by certain expenditures and expenses of the Joint Venture and Indonesia Income Tax. See Note 3 to the Notes to Consolidated Financial Statements of the 1993 10-K.

Item 6. Exhibits and Reports on Form 8-K

        None

                              UNIMAR COMPANY

                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIMAR COMPANY




                               By:  /S/  GEORGE W. BERKO
                                    George W. Berko
                                    Member of the Management
                                    Board
                                    (principal financial officer)



DATE:  May 12, 1994