Form 10-Q/A
period 1994-03-31
UNIMAR CO
filed 1994-05-16
CIK 752290

PART I.   FINANCIAL INFORMATION

                       UNIMAR COMPANY AND SUBSIDIARIES

                Condensed Consolidated Statements of Earnings
                            (Thousands of dollars)
                                 (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                              1994        1993


Oil and gas production revenues             $55,151     $58,298


Production costs                              4,892       4,877
Depletion, depreciation and amortization     14,859      14,659
Exploration costs including dry holes            16         810


   Operating profit                          35,384      37,952


General and administrative expenses            (291)       (594)
Interest expense                                (18)     (1,175)
Interest income                                  42         106
Other expense                                    23          72

   Earnings before income taxes and
     extraordinary item                      35,140      36,361

Income tax expense
   Current                                   24,051      25,952
   Deferred                                   1,271        (395)
                                             25,322      25,557


Earnings before extraordinary item            9,818      10,804

Extraordinary loss on redemption of debt      3,108           -

Net earnings                                $ 6,710     $10,804










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


See accompanying Notes to Condensed Consolidated Financial Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                 (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                   1994       1993


Net earnings                                     $  6,710   $ 10,804
Adjustments to reconcile to net cash
 provided by operating activities:
   Extraordinary loss on redemption of debt         3,108          -
   Depletion, depreciation and amortization        14,961     14,748
   Deferred income taxes                            1,271       (395)
   Exploratory dry hole costs                          (3)       (18)
   Interest accretion                                   -        348
   Working capital and other                          692     (3,699)

Net cash provided by operating activities          26,739     21,788

Investment activities:
    Capital expenditures                           (4,553)    (8,262)

 Net cash used in investing activities             (4,553)    (8,262)

Financing activities:
    Repayment of debt                             (36,400)         -
    Capital contributions (distributions)-net      14,300    (12,600)

 Net cash used in financing activities            (22,100)   (12,600)

Increase (decrease) in advances from joint
  venture partners                                 (1,521)         7


Net increase (decrease) in cash and
  cash equivalents                                 (1,435)       933

Cash and cash equivalents at beginning of year      8,284      6,461

Cash and cash equivalents at end of quarter      $  6,849   $  7,394

IPU distributions paid                           $  4,096   $  4,743

Interest paid                                    $    300   $     72

Income taxes paid                                $ 25,264   $ 26,638




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

     Indonesian income taxes in the first quarter of 1994 decreased $0.3 million to $25.3 million from $25.6 million in the first quarter of 1993. The decrease in current income taxes was primarily due to lower revenues and a favorable tax final settlement from 1993. Offsetting this, deferred taxes increased due to higher non-taxable revenues resulting from the 1993 revenue final settlements as discussed above. The effective tax rates for the 1994 and 1993 quarters were 72 percent and 70 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities not deductible in the partnership.

     Extraordinary loss on redemption of debt in 1994 included a $3.1 million loss on the early redemption of the Company's 8-1/4% convertible subordinated guaranteed debentures, due originally in December 1995. These debentures were repaid on January 5, 1994 in the principal amount of $36.4 million.

                            UNIMAR COMPANY

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIMAR COMPANY




                               By:/S/  GEORGE W. BERKO
                                  George W. Berko
                                  Member of the Management
                                  Board
                                  (principal financial officer)



DATE:  May 16, 1994