Form 10-K/A
period 1993-12-31
UNIMAR CO
filed 1994-06-06
CIK 752290

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

    LNG sales are made under five principal long-term contracts and several short- and medium-term contracts with Japanese, Korean and Taiwanese industrial and utility companies. Sales pursuant to the fourth long-term contract (Train F LNG Sales Contract) commenced in the first quarter of 1994; sales under the fifth long-term contract will commence in July 1994. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. During 1993, 127 net equivalent cargoes were shipped, of which 107 were under these long-term contracts. In 1994, the Company anticipates shipping approximately 135 net equivalent cargoes.

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



                                            /S/  ERNST & YOUNG



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