Form 10-Q
period 1994-06-30
UNIMAR CO
filed 1994-08-12
CIK 752290

UNIMAR COMPANY
                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Earnings for
             the Quarters and Six Months Ended June 30, 1994
                and 1993 . . . . . . . . . . . . . . . . . . 1

           Condensed Consolidated Balance Sheets as of
             June 30, 1994 and December 31, 1993 . . . . . . 2

           Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1994
               and 1993. . . . . . . . . . . . . . . . . . . 3

           Notes to Condensed Consolidated Financial
             Statements as of June 30, 1994. . . . . . . . . 4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
                Operations . . . . . . . . . . . . . . . . . 6


PART II.  OTHER INFORMATION

  Item 5.  Other Information . . . . . . . . . . . . . . . . 9


  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 9


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . 10

                                  PART I.   FINANCIAL INFORMATION

                                  UNIMAR COMPANY AND SUBSIDIARIES

                           Condensed Consolidated Statements of Earnings
                                       (Thousands of dollars)
                                            (Unaudited)

                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                          1994      1993                1994      1993

Oil and gas production revenues          $42,717   $38,834           $ 97,868    $ 97,132


Production costs                           4,954     4,532               9,846      9,409
Depletion, depreciation and
  amortization                            11,655    10,550              26,514     25,209
Exploration costs including
  dry holes                                   90     2,653                 106      3,463


   Operating profit                       26,018    21,099              61,402     59,051


General and administrative
  expenses                                  (308)     (547)               (599)    (1,141)
Interest expense                             (10)   (1,080)                (28)    (2,255)
Interest and other income                     43       137                 108        315

Earnings before income taxes              25,743    19,609              60,883     55,970

Income tax expense
   Current                                18,079    17,487              42,130     43,439
   Deferred                                 (845)   (1,496)                426     (1,891)
                                          17,234    15,991              42,556     41,548

Earnings before extraordinary
  item                                     8,509     3,618              18,327     14,422

Extraordinary loss on redemption
  of debt                                      -         -               3,108          -

Net earnings                             $ 8,509   $ 3,618            $ 15,219   $ 14,422


See accompanying Notes to Condensed Consolidated Financial Statements.

                                  UNIMAR COMPANY AND SUBSIDIARIES

                               Condensed Consolidated Balance Sheets
                                       (Thousands of dollars)

                                        June 30,       December 31,
                                          1994             1993
                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents           $    6,296     $    8,284
  Accounts and notes receivable            9,251         11,604
  Inventories                             13,796         10,886
  Other current assets                     4,154          2,381

     Total current assets                 33,497         33,155

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)         1,005,720        991,901
  Other                                    3,245          3,283

                                       1,008,965        995,184
  Less:  accumulated depreciation and
   depletion                             607,447        580,807
  Net property, plant and equipment      401,518        414,377

Other assets                               1,256          1,252

                                      $  436,271     $  448,784


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current maturities of long
    term debt                         $        -     $   33,292
  Accounts payable                         2,991          3,229
  Advances from joint venture
    partners                               1,902          3,589
  Accrued liabilities                      8,279          9,314
  Income taxes                            13,563         19,280
    Total current liabilities             26,735         68,704

Long-term debt                                 -              -
Deferred income taxes                    167,632        167,206
Other liabilities                          9,958         10,048

Partners' capital                        311,946        282,826
  Less:  demand notes receivable          80,000         80,000
                                         231,946        202,826

                                      $  436,271     $  448,784


See accompanying Notes to Condensed Consolidated Financial Statements.

                                  UNIMAR COMPANY AND SUBSIDIARIES

                          Condensed Consolidated Statements of Cash Flows
                                       (Thousands of dollars)
                                            (Unaudited)

                                                 Six Months Ended
                                                      June 30,
                                                 1994         1993

Net earnings                                   $ 15,219   $ 14,422
Adjustments to reconcile to net cash
 provided by operating activities:
      Extraordinary loss on redemption of debt    3,108         -
      Depletion, depreciation and amortization   26,717    25,387
      Deferred income taxes                         426    (1,891)
      Exploratory dry hole costs                      3     2,076
      Interest accretion                              -       712
      Working capital and other                  (9,413)   (3,650)

Net cash provided by operating activities        36,060     37,056

Investment activities:
 Capital expenditures                           (13,861)   (17,930)

Financing activities:
 Repayment of debt                              (36,400)         -
 Capital contributions (distributions) - net     13,900    (15,600)

Net cash used in financing activities           (22,500)   (15,600)

(Decrease) increase in advances from
  joint venture partners                         (1,687)     4,405

Net (decrease) increase in cash and cash
 equivalents                                     (1,988)     7,931

Cash and cash equivalents at beginning of year    8,284      6,461

Cash and cash equivalents at end of period     $  6,296   $ 14,392

IPU distributions paid                         $ 10,563   $  9,701

Income taxes paid                              $ 47,996   $ 46,109


See accompanying Notes to Condensed Consolidated Financial Statements.

                      UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               June 30, 1994
                                (Unaudited)


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

                      UNIMAR COMPANY AND SUBSIDIARIES

                               June 30, 1994
                                (Unaudited)


(3) The table below outlines the calculation of the Indonesian
    Participating Unit (IPU) participation payment for the second quarter of 1994.

                                               1994
                                          Second Quarter
                                      (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 35,976

       Oil and condensate receipts              8,212

       Other non-revenue cash receipts
          from Joint Venture                    1,638

                 Total positive cash flow      45,826

     Less negative cash flow:

       Expenditures to Joint Venture           16,194

       Indonesian income taxes                 17,177

                 Total negative cash flow      33,371

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 12,455

     Net cash flow for benefit of
       IPU holders*                          $  3,126

     Participation Payment per IPU*          $    .29





        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow. As of June 30, 1994 there were 10,778,590 IPUs issued and outstanding.

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

Liquidity and Capital Resources

     Cash flow from operations for the six months ended June 30, 1994 amounted to $36.1 million as compared to $37.1 million for the same period in 1993. Capital expenditures and partners' contributions to the Company for the six months ended June 30, 1994 were each $13.9 million. For the six months ended June 30, 1993, capital expenditures and Company distributions to the partners were $17.9 million and $15.6 million, respectively.

     The Company's share of the 1994 Indonesian Joint Venture expenditures is expected to approximate $56 million of which $38 million is anticipated for capital items. During the first six months of 1994, approximately $30 million was called by the Joint Venture as compared to $35 million for the six months ended June 30, 1993.

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

Results of Operations

                        Quarter Ended June 30, 1994
                  Compared to Quarter Ended June 30, 1993

     Net income for the second quarter of 1994 increased $4.9 million to $8.5 million, compared to $3.6 million in the same quarter of 1993. The increase was primarily due to higher revenues, lower dry hole costs, lower interest costs, and a lower effective income tax rate, all partially offset by higher depletion costs.

                    UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, Continued


     Revenues for the second quarter of 1994 were $42.7 million, compared to $38.8 million in 1993's second quarter. The higher level of revenue was attributable to an 18 percent increase in LNG sales volumes and a 38 percent increase in crude oil volumes over the same period in 1993. The Joint Venture's share of the LNG delivered from the Bontang plant in the second quarter of 1994 increased to 78 trillion BTUs (26.6 net equivalent cargoes) as compared to 66 trillion BTUs (22.6 net equivalent cargoes) in the second quarter of 1993. The increase in LNG volumes was made possible by the completion of the plant expansion in late 1993 and the commencement of a new twenty year sales contract with certain Japanese buyers. Crude oil and condensate volumes net to the Company during the second quarter of 1994 increased to 658 thousand barrels as compared to 477 thousand barrels for the same period in 1993. The increased liquid production was a result of higher gas production to meet increased gas demand for LNG manufacturing.

     The prices received for LNG and crude oil in the second quarter of 1994 decreased 17 percent and 14 percent, respectively, over the second quarter of 1993. The average price received per million BTUs of LNG for the second quarter of 1994 decreased to $2.38 per million BTUs as compared to $2.86 per million BTUs for the same period in 1993. The average realized crude oil price fell $2.62 per barrel to $16.58 per barrel in the second quarter of 1994 from $19.20 per barrel in the second quarter of 1993. The prices realized by the Company for its products reflected the decrease in world wide crude oil prices which occurred from the second quarter of 1993 to the second quarter of 1994.

     Depletion, depreciation, and amortization increased $1.1 million primarily due to the higher gas production volumes discussed above. The increase was partially offset by lower depletion rates resulting from reserve additions since the second quarter of 1993.

     Exploration costs in the second quarter of 1994 decreased $2.6 million to $0.1 million, as compared to the second quarter of 1993. Exploratory drilling and testing of two wells were in progress at the end of the second quarter of 1994.

     Income taxes in the second quarter of 1994 increased $1.2 million to $17.2 million, as compared to $16.0 million in the same period of 1993. The increased income taxes were primarily due to higher revenues discussed above. The effective tax rates for the three months ended June 30, 1994 and 1993 were 67 percent and 82 percent, respectively. The decrease in the effective tax rate was primarily attributable to the elimination of non-Indonesian tax deductible interest expense on the Company's 8-1/4% debentures

                     UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, Continued


which were redeemed in early January 1994 and the reduction in exploration costs expensed in the 1994 period.

                      Six Months Ended June 30, 1994
                Compared to Six Months Ended June 30, 1993

     Earnings before extraordinary item for the first six months of 1994 increased $3.9 million to $18.3 million, compared to $14.4 million in the same period in 1993. The increase was primarily due to lower dry hole costs and lower interest expense.

     Revenues for the six months ended June 30, 1994 were $97.9 million compared to $97.1 million in the first half of 1993. The higher level of revenue was attributable to a 14 percent increase in LNG volumes and a 16 percent increase in crude oil volumes offset by decreased sales prices. The Joint Venture's share of LNG volumes in the first half of 1994 increased to 198 trillion BTUs (67.4 net equivalent cargoes) as compared to 174 trillion BTUs (59.2 net equivalent cargoes) in the first half of 1993. Crude oil and condensate volumes net to the Company for the six months ended June 30, 1994, increased 150 thousand barrels to 1.1 million barrels as compared to the same period in 1993.

     The prices received for LNG and crude oil in the first six months of 1994 decreased 17 percent and 14 percent, respectively,
as compared to the same period in 1993.   The average price
received per million BTUs of LNG for the first six months of 1994 decreased $0.48 to $2.40 per million BTUs as compared to $2.88 per million BTUs for the same period in 1993. The average realized crude oil price fell $2.57 per barrel to $16.21 per barrel for the six months ended June 30, 1994 as compared to $18.78 per barrel for the first half of 1993. Additionally, the first half of 1994 benefitted from a favorable non-taxable crude oil revenue final settlement from 1993 reflecting a reallocation of certain capital expenditures from gas to oil.

     Depletion, depreciation, and amortization increased $1.3 million primarily due to the higher gas production volumes discussed above. The increase was partially offset by lower depletion rates resulting from reserve additions since June 30, 1993.

     Exploration costs in the first half of 1994 decreased $3.4 million to $0.1 million, as compared to $3.5 million in the same period in 1993. Exploratory drilling and testing of two wells were in progress at the end of the second quarter of 1994.

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, Continued


     Interest expense for the six months ended June 30, 1994 decreased $2.2 million reflecting the redemption of the Company's
8-1/4% debentures on January 5, 1994, discussed below.

     Income taxes for the six months ended June 30, 1994 increased $1.1 million to $42.6 million, as compared to the same period in 1993. Current income taxes in the first six months of 1994 decreased $1.3 million to $42.1 million, as compared to the same period in 1993. The decrease in current income taxes was a result of a favorable Indonesian tax final settlement from 1993 recognized in the first quarter of 1994 as compared to an unfavorable Indonesian tax final settlement from 1992 recognized in the first quarter of 1993. Deferred income taxes increased $2.3 million in the first half of 1994, as compared to the same period in 1993.
The increase in deferred taxes was due to higher non-taxable crude oil revenues resulting from the 1993 crude oil revenue final settlements discussed above. The effective tax rates for the six months ended June 30, 1994 and 1993 were 70 percent and 74 percent, respectively. The decrease in the effective tax rate was primarily attributable to the elimination of non-Indonesian tax deductible interest expense on the Company's 8-1/4% debentures which were redeemed in early January 1994 and the reduction in exploration costs expensed in the 1994 period.

     The extraordinary loss on redemption of debt in 1994 was a $3.1 million loss on the early redemption of the Company's 8-1/4% convertible subordinated guaranteed debentures, due originally in December 1995. These debentures were repaid on January 5, 1994 in the principal amount of $36.4 million.


PART II.  OTHER INFORMATION


Item 5.  Other Information

     Management, budgeting and financial control of Unimar is exercised by a Management Board consisting of six members, three appointed by each of Unistar, Inc. and LASMO (Ustar), Inc. On April 28, 1994, Enterprise Oil plc ("Enterprise"), an oil exploration and production public limited company organized under the laws of England, announced a proposed takeover bid for LASMO plc, the ultimate parent of LASMO (Ustar), Inc. which is one of the two general partners of Unimar. On July 1, 1994 LASMO plc's shareholders rejected Enterprise's offer.

Item 6.  Exhibits and Reports on Form 8-K

         None.
                              UNIMAR COMPANY

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


DATE:  August 12, 1994