Form 10-Q
period 1994-09-30
UNIMAR CO
filed 1994-11-14
CIK 752290

UNIMAR COMPANY
                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Earnings
                 for the Quarters and Nine Months Ended
                   September 30, 1994 and 1993 . . . . . . .1

               Condensed Consolidated Balance Sheets as of
                 September 30, 1994 and December 31, 1993. .2

               Condensed Consolidated Statements of Cash
                 Flows for the Nine Months Ended
                   September 30, 1994 and 1993 . . . . . . .3

               Notes to Condensed Consolidated Financial
                 Statements as of September 30, 1994 . . . .4


  Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of
                   Operations. . . . . . . . . . . . . . . .6


PART II.  OTHER INFORMATION

  Item 5.      Other Information . . . . . . . . . . . . . .9


  Item 6.      Exhibits and Reports on Form 8-K. . . . . . .9


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . .10

                                  PART I.   FINANCIAL INFORMATION

                                  UNIMAR COMPANY AND SUBSIDIARIES

                           Condensed Consolidated Statements of Earnings
                                       (Thousands of dollars)
                                            (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                            September 30,       September 30,
                                          1994       1993      1994      1993

Oil and gas production revenues          $51,941  $47,840   $149,809   $144,972


Production costs                           4,922     4,608    14,768     14,017
Depletion, depreciation and amortization  13,453    13,287    39,967     38,496
Exploration costs including dry holes      2,537     1,614     2,643      5,077


   Operating profit                       31,029    28,331    92,431     87,382


General and administrative expenses          343       340       942      1,481
Interest expense                              13     1,163        41      3,418
Other (income) and expense                   (60)       32      (168)      (283)

Earnings before income taxes              30,733    26,796    91,616     82,766

Income tax expense
   Current                                24,728    21,585    66,858     65,024
   Deferred                               (4,083)     (139)   (3,657)    (2,030)
                                          20,645    21,446    63,201     62,994

Earnings before extraordinary item        10,088     5,350    28,415     19,772

Extraordinary loss on redemption debt          -         -     3,108         -

Net earnings                             $10,088   $ 5,350  $ 25,307   $ 19,772


See accompanying Notes to Condensed Consolidated Financial Statements.

                                  UNIMAR COMPANY AND SUBSIDIARIES

                               Condensed Consolidated Balance Sheets
                                       (Thousands of dollars)


                                      September 30,  December 31,
                                          1994           1993
                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents           $    4,184     $    8,284
  Accounts and notes receivable            9,715         11,604
  Inventories                             13,531         10,886
  Other current assets                     4,563          2,381

     Total current assets                 31,993         33,155

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)         1,010,689        991,901
  Other                                    3,208          3,283

                                       1,013,897        995,184
  Less:  accumulated depreciation and
   depletion                             620,830        580,807
  Net property, plant and equipment      393,067        414,377

Other assets                               4,172          1,252

                                      $  429,232     $  448,784


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current maturities of long
    term debt                          $        -     $  33,292
  Accounts payable                         2,028          3,229
  Advances from joint venture
    partners                               1,885          3,589
  Accrued liabilities                     11,772          9,314
  Income taxes                            11,566         19,280
    Total current liabilities             27,251         68,704

Deferred income taxes                    163,549        167,206
Other liabilities                         10,398         10,048

Partners' capital                        308,034        282,826
  Less:  demand notes receivable          80,000         80,000
                                         228,034        202,826

                                      $  429,232     $  448,784


See accompanying Notes to Condensed Consolidated Financial Statements.

                                  UNIMAR COMPANY AND SUBSIDIARIES

                          Condensed Consolidated Statements of Cash Flows
                                       (Thousands of dollars)
                                            (Unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                                 1994         1993

Net earnings                                   $ 25,307   $ 19,772
Adjustments to reconcile to net cssh
 provided by operating activities:
        Loss on extraordinary item                3,108          -
        Depletion, depreciation and
          amortization                           40,265     38,781
        Deferred income taxes                    (3,657)    (2,030)
        Exploratory dry hole costs                2,503      3,433
        Interest accretion                            -      1,089
        Working capital and other               (11,963)       553

Net cash provided by operating activities        55,563     61,598

Investment activities:
 Capital expenditures                           (21,459)   (30,511)

Financing activities:
 Repayment of debt                              (36,400)         -
 Capital distributions - net                       (100)   (30,700)

Net cash used in financing activities           (36,500)   (30,700)

(Decrease) increase in advances from
  joint venture partners                         (1,704)    (1,288)

Net (decrease) increase in cash and cash
 equivalents                                     (4,100)      (901)

Cash and cash equivalents at beginning
  of period                                       8,284      6,461

Cash and cash equivalents at end of period     $  4,184   $  5,560

IPU distributions paid                         $ 13,689   $ 12,719

Income taxes paid                              $ 70,941   $ 67,330


See accompanying Notes to Condensed Consolidated Financial Statements.

                      UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                            September 30, 1994
                                (Unaudited)


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

                      UNIMAR COMPANY AND SUBSIDIARIES

                            September 30, 1994
                                (Unaudited)


(3) The table below outlines the calculation of the Indonesian
    Participating Unit (IPU) participation payment for the third quarter of 1994.

                                                     1994
                                                 Third Quarter
                                             (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 47,949

       Oil and condensate receipts              7,379

       Other non-revenue cash receipts
          from Joint Venture                    1,198

                 Total positive cash flow      56,526

     Less negative cash flow:

       Expenditures to Joint Venture           13,920

       Indonesian income taxes                 22,779

                 Total negative cash flow      36,699

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 19,827

     Net cash flow for benefit of
       IPU holders*                          $  4,850

     Participation Payment per IPU*          $    .45





        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow. As of September 30, 1994 there were 10,778,590 IPUs issued and outstanding.

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


Liquidity and Capital Resources

     Cash flow from operations for the nine months ended September 30, 1994 amounted to $55.6 million as compared to $61.6 million for the same period in 1993. Capital expenditures and partners' distributions to the Company for the nine months ended September 30, 1994 were $21.5 million and $0.1 million, respectively. For the nine months ended September 30, 1993, capital expenditures and Company distributions to the partners were $30.5 million and $30.7 million, respectively.

     The Company's share of the 1994 Indonesian Joint Venture expenditures is expected to be approximately $56 million of which $38 million is anticipated for capital items. During the first nine months of 1994, approximately $44 million was called by the Joint Venture as compared to $49 million for the nine months ended September 30, 1993.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG and, to a lesser extent, the sale of crude oil and LPG. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.


Results of Operations

                     Quarter Ended September 30, 1994
               Compared to Quarter Ended September 30, 1993

     Net income for the third quarter of 1994 increased $4.7 million to $10.1 million, compared to $5.4 million in the same quarter of 1993. The increase was primarily due to higher revenues, lower interest costs and lower net income taxes partially offset by higher exploration costs.

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, Continued


     Revenues for the third quarter of 1994 were $51.9 million, compared to $47.8 million in 1993's third quarter. The higher level of revenue was caused by a 21 percent increase in LNG sales volumes and partially offset by a 39 percent decrease in crude oil volumes over the corresponding 1993 quarter. The Joint Venture's share of the LNG delivered from the Bontang plant in the third quarter of 1994 increased to 109 trillion BTUs (37.0 net equivalent cargoes) as compared to 90 trillion BTUs (30.8 net equivalent cargoes) in the third quarter of 1993. The increase in LNG volumes was made possible by the completion of the plant expansion in late 1993 allowing for the commencement of two twenty-year sales contracts with certain Japanese and Korean buyers, and additional LNG volumes sold due to an interruption at another LNG facility. Crude oil and condensate sales volumes net to the Company during the third quarter of 1994 decreased to 299 thousand barrels as compared to 494 thousand barrels for the same period in 1993. The Company reduced its crude oil nominations in the third quarter of 1994 as a result of overlifting its proportionate share of barrels in the first six months of 1994.

     The average price received per million BTUs of LNG for the third quarter of 1994 decreased 4 percent to $2.70 per million BTUs as compared to the same period in 1993. The average realized crude oil price fell 3 percent to $17.37 per barrel in the third quarter of 1994 as compared to the corresponding 1993 quarter.

     Depletion, depreciation, and amortization increased $0.2 million primarily due to the higher gas production volumes discussed above. The increase was offset by lower depletion rates resulting from reserve additions since the third quarter of 1993.

     Exploration costs for the three months ended September 30, 1994 included the write-off of an exploration well drilled earlier in the year.

     Income taxes in the third quarter of 1994 were $20.6 million, a decrease of $0.8 million as compared to the same period in 1993. Current income taxes in the third quarter of 1994 increased $3.1 million primarily due to higher LNG revenues as compared to the corresponding 1993 quarter. The effective income tax rates for the quarter ended September 30, 1994 and September 30, 1993 were 67 percent and 80 percent, respectively. The lower effective tax rate was primarily attributable to a decrease in non-Indonesian tax deductible expenses including interest expense on the Company's 8-1/4% debentures which were redeemed in January of this year.

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, Continued


                   Nine Months Ended September 30, 1994
             Compared to Nine Months Ended September 30, 1993

     Earnings before extraordinary item for the first nine months of 1994 increased $8.6 million to $28.4 million as compared to the same period in 1993. The increase was primarily due to higher revenues, lower dry hole costs and lower interest expense.

     Revenues for the nine months ended September 30, 1994 were $149.8 million compared to $145.0 million in the corresponding 1993 period. The higher level of revenue was caused by a 16 percent increase in LNG volumes and offset by an 11 percent decrease in sales prices for both LNG and crude oil. The Joint Venture's share of LNG volumes in the first nine months of 1994 increased to 307 trillion BTUs (104.4 net equivalent cargoes) as compared to 264 trillion BTUs (90.0 net equivalent cargoes) in the first nine months of 1993. The increase in LNG volumes was made possible by the completion of the plant expansion in late 1993 allowing for the commencement of two twenty-year sales contracts with certain Japanese and Korean buyers, and additional LNG volumes sold due to an interruption at another LNG facility. Crude oil and condensate volumes net to the Company for the nine months ended September 30, 1994 decreased 3 percent to 1.4 million barrels as compared to the same period in 1993.

     The prices received for both LNG and crude oil in the first nine months of 1994 decreased 11 percent, as compared to the same
period in 1993.   The average price received per million BTUs of
LNG for the first nine months of 1994 decreased $0.34 to $2.51 per million BTUs as compared to $2.85 per million BTUs for the corresponding 1993 period. The average realized crude oil price fell $2.03 per barrel to $16.46 per barrel for the nine months ended September 30, 1994 as compared to $18.49 per barrel in the first nine months of 1993. Additionally, the 1994 results benefitted from a favorable non-taxable crude oil revenue final settlement from 1993 reflecting a reallocation of certain capital expenditures from gas to oil.

     Depletion, depreciation, and amortization increased $1.5 million primarily due to the higher gas production volumes discussed above. The increase was offset by lower depletion rates resulting from reserve additions since September 30, 1993.

     Exploration costs in the first nine months of 1994 decreased
$2.5 million to $2.6 million, as compared to the same period in 1993. The 1994 period included one dry hole as compared to two dry holes and seismic expenses included in 1993.

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, Continued


     Interest expense for the nine months ended September 30, 1994 decreased $3.4 million reflecting the redemption of the Company's
8-1/4% debentures on January 5, 1994 discussed below.

     Income taxes for the nine months ended September 30, 1994 were $63.2 million, an increase of $0.2 million as compared to the same period in 1993. Current income taxes in the first nine months of 1994 increased $1.9 million to $66.9 million, as compared to the corresponding 1993 period. The increase in current income taxes was a result of the higher LNG revenues experienced in the nine months ended September 30, 1994 as discussed above. The effective income tax rates for the nine months ended September 30, 1994 and September 30, 1993 were 69 percent and 76 percent, respectively. The lower effective income tax rate was primarily attributable to a decrease in non-Indonesian tax deductible expenses including interest expense on the Company's 8-1/4% debentures which were redeemed in January of this year.

     The extraordinary loss on redemption of debt in 1994 was a $3.1 million loss on the early redemption of the Company's 8-1/4% convertible subordinated guaranteed debentures, due originally in December 1995. These debentures were repaid on January 5, 1994 in the principal amount of $36.4 million.


                        PART II.  OTHER INFORMATION


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

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


DATE:  November 11, 1994