Form 10-K
period 1994-12-31
UNIMAR CO
filed 1995-03-23
CIK 752290

PART I
Item 1.  Business

General

    Unimar Company (the Company) was organized as a general partnership in 1984 under the Texas Uniform Partnership Act. The partners are LASMO (Ustar), Inc. (Ultrastar), a Delaware corporation and an indirect, wholly owned subsidiary of LASMO plc (LASMO), a public limited company organized under the laws of England, and Unistar, Inc. (Unistar), a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc. (UTPH), a publicly-traded Delaware corporation.

    The Company's sole business is its ownership of ENSTAR Corporation (ENSTAR) which, through its wholly-owned subsidiaries, Virginia International Company (INTERNATIONAL) and Virginia Indonesia Company (VICO), has a 23.125 percent working interest in, and is the operator of, a joint venture (the Joint Venture) for the exploration, development and production of oil and natural gas
(gas) in East Kalimantan, Indonesia, under a production sharing contract (Production Sharing Contract or PSC) with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), the state petroleum enterprise of the Republic of Indonesia. The majority of the revenue derived from the Joint Venture results from the sale of liquefied natural gas (LNG). Currently, the LNG is sold to utility and industrial companies in Japan, Taiwan and South Korea. See "The Joint Venture" below.

    The principal executive offices of the Company are at 1221 McKinney, Suite 600, Houston, Texas 77010-2015 and its telephone number is (713) 654-8550. A Management Board consisting of six members, three appointed by each partner, exercises management, budgeting and financial control of the Company. As of December 31, 1994, VICO, in its capacity as the Joint Venture operator, had approximately 2,000 employees in the United States and Indonesia. The Company presently does not have any other employees. All aspects of the Company's business that are not associated with the management of the Joint Venture, such as operations, legal, accounting, tax and other management functions, are supplied by employees of the partners in accordance with management agreements.

    The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons, and the demand for petroleum products. Furthermore, the Company's business could be materially affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment, and international economic and political developments including actions of members of the Organization of Petroleum Exporting Countries (OPEC). See Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company's Indonesian Participating Units

    (a)  Market information.  The Company's Indonesian
Participating Units (IPUs) are listed for trading on the American
Stock Exchange under the symbol "UMR." The following table shows the reported high and low sales prices of the IPUs on a quarterly basis:

                INDONESIAN PARTICIPATING UNITS' PRICE RANGE

         First Qtr.     Second Qtr.    Third Qtr.     Fourth Qtr.
1994
High        9-1/2         10             10            10
Low         8-3/8          8-1/2          9-1/8         9

1993
High        9-1/8         10-1/4          9-3/4         9-1/2
Low         6-7/8          8-1/4          8-5/8         8-1/4

Source of prices:  American Stock Exchange

    (b) Holders. As of February 14, 1995, 10,778,590 IPUs were outstanding and held by approximately 4,172 holders of record.

    (c)   Payments per Indonesian Participating Unit.

Period                            Payment Date           Payment

First Quarter  - 1993             June 1, 1993             0.46
Second Quarter - 1993             August 30, 1993          0.28
Third Quarter  - 1993             November 29, 1993        0.45
Fourth Quarter - 1993             March 1, 1994            0.38
First Quarter  - 1994             May 31, 1994             0.60
Second Quarter - 1994             August 29, 1994          0.29
Third Quarter  - 1994             November 29, 1994        0.45
Fourth Quarter - 1994             March 1, 1995            0.49

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

                                 BUSINESS
The Joint Venture

    The Joint Venture participants are INTERNATIONAL (15.625%), VICO (7.5%), LASMO Sanga Sanga Limited (an indirect subsidiary of LASMO) (26.25%), Union Texas East Kalimantan Limited (an indirect subsidiary of UTPH) (26.25%), and Universe Gas & Oil Company, Inc. (a subsidiary of a consortium led by Japan Petroleum Exploration Co., Ltd.) (4.375%). In addition, Opicoil Houston, Inc. (an affiliate of the Chinese Petroleum Corporation) holds a 16.67 percent equity interest and a 20 percent voting interest, with the remaining 3.33 percent non-voting equity interest held by assignees of Opicoil Houston, Inc. VICO in its capacity as the Joint Venture operator conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants. The vote of participants holding 66-2/3 percent of the total ownership is generally required for approval of significant matters pertaining to the Joint Venture.

Terms of Production Sharing Contract

    Under a PSC with Pertamina that was amended and extended in 1990 until August 7, 2018, the Joint Venture is authorized to explore for, develop, and produce petroleum reserves in an approximate 1.1 million acre area in East Kalimantan (East Kalimantan Contract Area). In accordance with the requirements of the PSC, during both 1991 and 1994, the Joint Venture selectively relinquished approximately 10 percent of the PSC area. The Joint Venture must relinquish a further 10 percent of the PSC area by August 7, 1998; 10 percent by December 31, 2000; 15 percent by December 31, 2002 and 15 percent by December 31, 2004. However, the Joint Venture is not required to relinquish any of the PSC area in which oil or gas is held for production. Additionally, pursuant to the terms of the PSC, the Joint Venture, having produced 185 million barrels of oil, paid Pertamina a $5 million non-cost recoverable bonus in March 1993.

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

    In addition, the Joint Venture is required to sell out of its share of production 8.5 percent (7.2 percent after August 7, 1998) of the total oil and condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP). The participants' remaining oil and condensate production is generally sold in world markets.

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

Exploration and Development

    From inception in 1972 up to and including December 31, 1994, the following wells were drilled in the East Kalimantan Contract
Area:

                           Total    Completed
    Field                  Wells    Productive    Dry   Suspended
   Location               Drilled     Wells      Holes    Wells

    Badak                   186        176         7        3
    Nilam                   161        161         -        -
    Semberah                 57         53         4        -
    Mutiara                  51         43         7        1
    Pamaguan                 32         26         6        -
    Wailawi                   6          6         -        -
    Other                    46          6        31        9

    Totals                  539        471        55       13

    Two significant fields, Badak and Nilam, have been discovered in the East Kalimantan Contract Area. The Badak field is in the northeast portion of the East Kalimantan Contract Area, and the Nilam field is located immediately south of the Badak field. Total Indonesie and Indonesia Petroleum, Ltd. (the Total Group), who are not parties to the Joint Venture but have interests in the Nilam and Badak fields, are parties to unitization agreements with the Joint Venture in both fields. All gas and condensate from the Badak and Nilam fields and all oil from the Nilam field, as well as all allowable costs incurred in connection therewith, are deemed attributable to the Joint Venture and the Total Group in the ratio of their respective participating interests under the Badak and Nilam unitization agreements. VICO acts as operator for the Joint Venture and the Total Group in both fields. See "Business - The Joint Venture." The Joint Venture is also producing from four additional fields in the East Kalimantan Contract Area: Mutiara, Semberah, Pamaguan and Wailawi.

    The tables below summarize completed exploratory and development drilling from 1992 through 1994 for the East Kalimantan Contract Area.

                           EXPLORATORY DRILLING

                    Wells                      Dry
         Year      Drilled     Discoveries    Holes

         1992         2             0           2
         1993         3             0           3
         1994         2             1           1

         Totals       7             1           6

                  DEVELOPMENT OR FIELD EXTENSION DRILLING

                              Completed
            Wells     For      For    For Dual       Dry
 Year      Drilled    Gas      Oil    Oil & Gas     Holes

 1992        31       24        5         2            -
 1993        31       25        1         3            2
 1994        20       10        1         8            1

 Totals      82       59        7        13            3

    Of 471 completed productive wells in the East Kalimantan
Contract Area, approximately 268 contain more than one completion in the same bore hole.

    Three wells were in progress as of December 31, 1994. This includes wells that were drilled but not completed at the end of 1994. None of the suspended or "in-progress" wells are included in the tables above.

    The Company's share of the costs of the above wells ranged from 18.53 percent to 23.125 percent.

    The following table sets forth total gas liquefied and sold as LNG, the Company's net share of such production (calculated on a million cubic feet equivalency basis as described in Note a below), average sales prices (excluding transportation costs) and production (lifting) costs of such production for the years 1992 through 1994.

                                  Years ended December 31,
                             1994           1993          1992

Gas Production
 for LNG (MMCF) (a)         735,116        637,847       621,600

Company's Net Share
 (MMCF equivalency) (b)      90,046         80,873        77,264


Average Sales Price
 per MCF (c)                  $2.45          $2.75         $2.92

Average Production (Lifting)
 Cost per MCF                 $0.12          $0.13         $0.14

(a) Represents the volumes of LNG delivered and sold to purchasers which is measured by its British Thermal Unit (BTU) content and, for purposes of this table, has been converted to MMCF equivalents based on a ratio of approximately 3.0 billion cubic feet (BCF) of gas required at the plant to produce 2.9 trillion
         BTUs of LNG.   The Gas Production for LNG includes production
         attributable to UNOCAL Indonesia Ltd., the Total Group and Pertamina. The term "MMCF" refers to 1,000,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

(b) The net share figures shown above have been calculated by dividing the Company's total LNG revenues for each year by the average price per MCF (in the form of LNG) received by Pertamina for the sale of LNG during such year. The result represents the MCF equivalent of the Company's LNG revenues.

(c) The sales price is based on the average sales price (excluding transportation) per MMBTU of LNG received by Pertamina. The term "MMBTU" refers to 1,000,000 British Thermal Units. The sales price per MMBTU has been converted to a price per MCF based on the conversion ratio referred to in note (a) above. The term "MCF" refers to 1,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

         The Company's production costs are small in relation to its revenues because the Joint Venture's revenues under the LNG contracts are net of costs associated with transporting and converting the gas to LNG and shipping the LNG to the purchasers.
Costs incurred to operate and maintain wells and related equipment and field facilities are considered to be production costs.

         During 1994, the Company's share of the Joint Venture's expenditures was approximately $52 million, including $2 million of exploration expenditures and $32 million of development expenditures. In 1995, the Company's share of the Joint Venture's expenditures is expected to total $49 million, including $2 million of exploration expenditures and $29 million of development expenditures. The 1995 budgeted expenditures primarily reflect continued development drilling required to maintain adequate gas deliverability and to maximize cash flow.

Reserves

         The Company files no reports which include estimates of oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

         The estimated proved reserves of gas and of oil and condensate as of December 31, 1991, 1992, 1993 and 1994 attributable to the Joint Venture's interest in the PSC in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ultrastar. Gross proved field reserves are as follows:

                              Crude Oil and
                                Condensate               Gas
   Total Proved Reserves     (000's barrels)         (Dry MMCFs)

Dec. 31, 1991                     135,712             7,615,739
Dec. 31, 1992                     146,055             7,436,171
Dec. 31, 1993                     203,068             7,187,995
Dec. 31, 1994                     224,995             7,149,560*

    * equivalent to approximately 6,914 trillion BTUs.

    The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves but rather has the right to receive production and revenues from the sale of oil, condensate, gas, LNG and LPG in accordance with the PSC and other agreements.

LNG Plant

    Gas produced from the Joint Venture's interest in the PSC reserves is liquefied at the LNG Plant, which is owned by Pertamina and operated on a cost-reimbursement basis by a corporation in which the Joint Venture owns a 20 percent interest. The LNG Plant currently consists of six processing units (trains) having a combined input capacity of approximately 2.5 billion cubic feet of gas per operating day and a peak production capacity of approximately 639,000 barrels or 101,500 cubic meters of LNG and 28,000 barrels of condensate per day. The five storage tanks at the LNG Plant have a total capacity of 3.2 million barrels of LNG. Gas is supplied to the plant through three pipelines (two 36 inch and one 42 inch) which are connected to the central gas facilities at the Badak field, 35 miles south of the LNG Plant. The six train plant is the largest LNG processing facility in the world and has the capacity to deliver 275 cargoes per year.

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

    A fifth processing train (Train E) was completed in 1989 and supplies LNG required for the Taiwan LNG Sales Contract with the Chinese Petroleum Corporation (CPC), the state petroleum enterprise of the Republic of China (Taiwan). Project financing was arranged through a trustee borrowing with a consortium of Japanese banks and is supported by revenues from such sales contract, as well as in certain limited circumstances by portions of other revenue streams. The financing contains two tranches, with tranche A totalling $176.4 million at a fixed interest rate of 11.5 percent, and tranche B totalling $117.6 million at a floating interest rate initially of LIBOR plus 1 percent; at December 31, 1994 the floating interest rate was 6.1875 percent. The financing is repayable in graduated quarterly payments over ten years that began in the fourth quarter of 1990.

    The sixth processing train (Train F) was completed in November 1993 and supplies the LNG required for the LNG sales contract with Osaka Gas, Tokyo Gas and Toho Gas for the sale of 2,020 trillion BTUs over a twenty-year period which commenced in 1994. In August 1991, Pertamina and an international consortium of commercial banks completed project financing of $750 million of which $699 million was required to fund the construction of Train F and related support facilities at an interest rate of LIBOR plus 1.25 percent; at December 31, 1994 the floating interest rate was 6.5625 percent. Financial support for the financing is limited to revenues from such sales contract. The financing is repayable over ten years in graduated quarterly payments which commenced in December 1994.

    As a result of the production performance of Train E, Pertamina has undertaken modifications to Trains A through D known as "debottlenecking." Trains C and D were modified in 1992 during regularly scheduled maintenance shutdowns. Likewise, Trains A and B were modified in 1993 during regularly scheduled maintenance shutdowns. Capacity tests on all four trains exceeded design rates such that Trains A through D are now capable of LNG production rates comparable to Train F, an increase of 14 percent, or 22 cargoes in total. The total cost of the Trains A through D debottlenecking project amounted to $79 million. These costs were funded through Package IV revenues. (See description of Package IV beginning on page 14).

    During 1994, Pertamina authorized construction of a seventh
LNG processing train (Train G), a third LNG/LPG dock, an additional LPG storage tank and other support facilities at the LNG Plant. These facilities are scheduled for completion in late 1997. The total funding, including interest, for the project is expected to be approximately $975 million. In January 1995, proposals were requested from the Japanese and other commercial banks for non-recourse financing to be repaid over ten years. Train G will supply LNG for sales contracts agreed to during 1994 - the 1973 Sales Contract Extension, the Korea Medium Term Sales Contract and the Taiwan Medium Term Sales Contract (see pages 14 and 15 for contract descriptions).

    In addition, preliminary studies are currently being conducted by Pertamina, the Joint Venture and other production sharing contractors regarding the planning, development, financing and construction of an eighth train (Train H), which could come on stream early in 2000, to primarily support long-term contracts preliminarily agreed to in 1994 with CPC and Korea Gas Corporation.

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

    A second dock facility at the LNG Plant is used for both LNG and LPG deliveries. The portion of the second dock costs attributable to the LPG trade was financed through the same consortium of Japanese banks that financed the LPG processing facilities at the LNG Plant. Financing for the LNG portion of the second dock was provided by a trustee borrowing from Japanese banks.
    The table below sets forth information regarding the status of the major project financings incurred or arranged by Pertamina to construct the LNG Plant:


                 Original
                Principal/   Balance at   Final      Primary
                 Payment    December 31, Payment    Source of
 Financing        Amount        1994       Date     Repayment
                 (000's)       (000's)

Trains A&B
 and 1st
 Loading Dock    $771,500   $      -          -        1973 LNG Sales
                                                        Contract

Trains C & D      995,800          -          -        1981 LNG Sales
                                                        Contract

Train E           294,000    189,630       2000        Taiwan LNG Sales
                                                        Contract
Train F and
 Support
 Facilities       699,000    688,285       2004         Train F LNG
                                                        Sales Contract

2nd Loading Dock
 & Train E
 Support
 Facilities       135,000     16,200       1995         1973 LNG Sales
                                                        Contract (a)

LPG Facilities    157,700     74,165       1999         LPG Sales
                                                        Contract


(a) Debt service is allocated among all of the gas producers according to the quantity of gas delivered.
Marketing and Distribution of
    LNG

    Certain information regarding deliveries of LNG from the LNG
    Plant is set forth below:

                                   BTUs        Average
               Number of LNG   in Trillions   Price Per
              Tanker Liftings  (Approximate)    MMBTU

    1992             211            606         $3.00
    1993             216            621         $2.82
    1994             247            716         $2.52

    As a result of variations in LNG tanker capacity among the various sales contracts, the measure of a net equivalent cargo has been established. One net equivalent cargo equates to the quantity of LNG delivered in a 1973 Sales Contract shipment or an average of 2,942 BBTUs.

    The Joint Venture and other gas producers in Indonesia have the opportunity to participate in each sales package. The Joint Venture's equity interest in a sales package is based on its share of gas reserves available for commitment to the package. The Joint Venture's allocation in the LNG sales contracts has declined over time since the initial 1973 Sales Contract, when the Joint Venture was virtually the only supplier to the LNG Plant, to the present when there are several other major production sharing contractors supplying gas to the LNG Plant and sharing in the allocation of volumes. The following table sets forth information regarding the LNG Plant share of the LNG Sales Contracts grouped together by the Joint Venture's participating percentages in the sales contracts (each such group being referred to as a "package"):

                            Remaining
                            LNG Sales          1994       Remaining      Base LNG Price
                             Volumes          Cargoes     Cargoes        Per MMBTU (a)
Package and Equity Interest   TBTUs          Gross/Net    Gross/Net     12/31/94    2/24/95
                                               (b)            (b)
Package I - 97.9%
1973 LNG Sales Contract
Term:  1977 - 1999             462           66/63        157/154       $2.58       $2.84

Package II - 66.4%
1981 LNG Sales Contract
Term:  1983 -2003            1,409           61/40        484/318       $2.54       $2.82

Package IIIA - 50%
Korean Carryover Sales
 Contract
Term:  1986 - 2006             180             5/3         61/31        $2.58       $2.84

Package IIIB - 29.6%
Taiwan LNG Sales Contract
Term:  1990 - 2009           1,369            29/9        432/138       $2.52       $2.79

Toho LNG Sales Contract
Term: 1988 - 1997               17             2/-          6/2         $2.58       $2.84

Additional 1981 Sales
 Contract cargoes
Term:  1990 - 2003             146             6/2         50/14        $2.54       $2.82

Package IV - 27.2%
Train F LNG Sales Contract
Term:  1994 - 2013           2,271            36/10       772/210       $2.40       $2.66

Korea II LNG Sales Contract
Term:  1994 - 2014           1,115             7/2        379/103       $2.42       $2.68

1973 LNG Sales Contract
 Extension
Term:  1997 - 1999             459               -          156/42          -           -

Medium City Gas Company
 Sales Contract
Term:  1996 - 2015             185               -          438/17          -           -

Other LNG Sales Contracts
Terms:  Various ranging
 from 1990 - 1999               32            35/9           11/4       $2.40       $2.66

Package V (c)
1973 Sales Contract
 Extension
Term:  2000 - 2009           4,368               -        1,522/335         -           -
Korea Medium Term Sales
 Contract
Term:  1995 - 1999             315               -          108/24          -           -

Taiwan Medium Term Sales
 Contract
Term:  1998 - 1999              46               -           16/4           -           -

Package VI (d)
1981 Sales Contract Extension
Term:  2003 - 2008             941               -          320/70          -           -

    Totals                  13,315           247/138      4,912/1,466

(a) Excludes transportation costs.

(b) The gross amounts represent the LNG Plant's deliveries, the net amounts represent the Joint Venture's equity in such deliveries.

(c) The Company expects the Joint Venture's final participation to be in a range from 20 percent to 24 percent, subject to final agreement with Pertamina and the other East Kalimantan producers.  In the interim the Company has used a provisional rate of 22 percent.

(d) The IJV's percentage in Package VI sales is expected to be similar to that of Package V, between 20 percent and 24 percent, in the absence of any significant additional reserves in the IJV or other contractor areas.

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

    LNG sales contracts and amendments thereto are executed between Pertamina and the buyers for the sale and delivery of a fixed quantity of BTUs of LNG at a price that reflects an LNG element derived from a basket of Indonesian crude oil prices that is recalculated monthly. A transportation charge is added to the LNG element under all contracts except for the 1981 LNG Sales Contract, the Train F LNG Sales Contract and the Korea II LNG Sales Contract, where the buyers bear the risk of loss and the transportation costs. In those instances where the seller bears the risk of loss during shipment, the cargoes are insured.

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

    In January of 1994, deliveries began under a LNG sales contract with Osaka Gas, Tokyo Gas, and Toho Gas (Train F LNG Sales Contract) for the sale of at least 2,020 trillion BTUs over a twenty-year period ending in 2013.

    In July of 1994, deliveries began under a LNG sales contract with Korea Gas Corporation (Korea II LNG Sales Contract) for the sale of at least 2,044 trillion BTUs over a twenty-year period ending in 2014. The LNG Plant will provide 50 percent and the Arun Plant 50 percent of the LNG requirements for the contract.

    In January of 1995, deliveries began under the Korea Medium Term Sales Contract with Korea Gas Corporation for the sale of 315 trillion BTUs (108 cargoes) over a five-year period ending in 1999. The Joint Venture has been allocated a 22 percent equity interest in these deliveries pending final agreement among Pertamina and the East Kalimantan producers.

    During 1994, Pertamina reached agreement to extend the 1973 and 1981 LNG Sales Contracts. The 1973 Sales Contract Extension involves the sale of 4,368 trillion BTUs (1,522 cargoes) over a ten-year period commencing in 2000. The 1981 Sales Contract Extension involves the sale of 941 trillion BTUs (320 cargoes) over a five-year period commencing in 2003. Also executed was the Taiwan Medium-Term Sales Contract for the sale of 46 trillion BTUs (16 cargoes) between 1998 and 1999. The Joint Venture has been allocated a provisional 22 percent equity interest in deliveries under the 1973 LNG Sales Contract Extension and the Taiwan Medium-Term Sales Contract (both included in Package V). The equity sharing percentage for the 1981 Sales Contract Extension (included in Package VI) is expected to be similar to that of Package V.

    Other Gas Sales - The Joint Venture is obligated to supply approximately 74 MMCF per day of gas to three local fertilizer plants at a price of $1.00 per MMBTU subject to a pipeline tariff. In addition, the Joint Venture is required to supply approximately 5 MMCF per day of gas to the Balikpapan refinery at a price of $1.49 per MMBTU. In 1994, Pertamina executed a twenty-year contract, commencing in November of 1997, for the sale of approximately 70 MMCF per day of gas to be supplied by the Joint Venture to a local methanol plant at a price not less than $1.25 per MMBTU for the first ten years.

Marketing and Distribution of LPG

    Pertamina has individual sales contracts with seven Japanese utility companies for the sale and delivery of 9,217,000 metric tons of LPG through the year 1998, of which 3,877,000 metric tons will be produced by the LPG facilities at the LNG Plant. In 1994, 23 cargoes, including spot sales, totaling 827,000 metric tons were shipped to Japan. The first 385,000 metric tons of LPG sold under the contract were sold at the weighted average price for all LPG imported into Japan, except from Indonesia and Abu Dhabi, plus a premium of $10.97 per ton. The next 305,000 metric tons of LPG sold under the contract were sold at the aforementioned price plus a premium of $18.31 per metric ton. The remaining LPG was sold on the spot market at prevailing prices. The LPG is extracted from the gas stream and stored at facilities at the LNG plant. The Joint Venture was allocated a Package IIIB equity rate for the revenues from the first 379,000 metric tons sold, a Package IV equity rate for the revenues from the next 147,000 metric tons sold, and a Package V equity rate (on a provisional basis) for the revenues from the remaining 301,000 metric tons sold during 1994, after deducting LPG-related operating costs and debt service.

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

    Substantially all of the oil and condensate currently being produced by the Joint Venture from the PSC contract area is being produced from the Badak, Nilam, Mutiara and Semberah fields. The Company's average sales prices and production (lifting) costs for 1992 through 1994 are:

                                   Years ended December 31,
                             1994          1993          1992


Total Oil and
  Condensate Sales
  (barrels) (a)            22,635,461   20,905,232   18,633,441

Company's Net Share
 (barrel equivalency) (a)   1,966,686    1,928,005    1,804,511

Average Sale Price - f.o.b.
 Indonesia (per barrel) (b)    $16.58       $18.31       $20.65

Average Production (Lifting)
  Cost (per barrel)             $0.72       $ 0.77       $ 0.80

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

(b) Excludes domestic consumption sales. Also excluded are gains or losses incurred on the sale of the Company's share of oil, which resulted in marketing losses of $0.32 and $0.02 per barrel in 1993 and 1992 respectively. Effective July 1, 1993, the Company is no longer exposed to marketing fluctuations incurred on the sale of its share of oil and condensate.

    The Joint Venture's sales of oil and condensate averaged approximately 49,700 barrels per day (BOPD) during 1994, compared to approximately 48,600 BOPD during 1993.

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

                          1994    1993     1992   1991    1990
                                  (millions of dollars)

Operating revenues        $198    $201     $206   $208    $203

Earnings from
 continuing operations      36      30       24     18       7

Net earnings                33      30       24     18      11

Total assets               422     449      472    500     519

Debt and security
  subject to
  mandatory redemption       -      33       32     31      50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash flow from operations amounted to $85.6 million in 1994, compared to 1993 cash flow of $81.5 million. Capital expenditures of $34.4 million were primarily spent on continued development drilling in the Badak, Nilam, Mutiara and Semberah fields as was the case in 1993. Net capital distributions in 1994 to the partners from the Company were $18.1 million (1993, $41.1 million). The decrease in distributions to the partners was primarily attributable to the redemption of $36.4 million of debt as discussed below.

    On January 5, 1994, the Company redeemed its 8-1/4 percent convertible subordinated guaranteed debentures, originally due in 1995, in the amount of $36.4 million at a loss of $3.1 million. The redemption was funded through contributions from the partners of the Company.

    During 1994, the Company paid the Internal Revenue Service $4.0 million to settle its 1984 windfall profit tax dispute. The Company had fully reserved for this liability. The Company continues to maintain a $3.8 million reserve and accrue interest for the potential exposure in a royalty dispute.

    The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sale of crude oil. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in 1995 and future years for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in sales prices.

    LNG sales are made under five principal long-term contracts and several short- and medium-term contracts with Japanese, South Korean and Taiwanese industrial and utility companies. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. During 1994, 138 net equivalent cargoes were shipped, of which 124 were under these long-term contracts. In 1995, the Company anticipates shipping approximately 134 net equivalent cargoes.

    In the first quarter of 1994 the LNG plant began deliveries of LNG under a twenty year sales contract with Osaka Gas, Tokyo Gas and Toho Gas (Train F LNG Sales Contract) for the delivery of 2,020 trillion BTUs. In July 1994, the plant began deliveries to Korea Gas Corporation (Korea II LNG Sales Contract) under the terms of another twenty-year sales contract for 2,044 trillion BTUs, 50 percent of which will be supplied by the LNG plant.

    During 1994, Pertamina entered into the Korea Medium Term Sales Contract with Korea Gas Corporation for the delivery of 315 trillion BTUs or 108 LNG cargoes which deliveries commenced in January 1995 and continue until 1999. The Joint Venture's revenue sharing percentage is provisionally determined to be 22.0 percent with a retroactive adjustment to be made upon finalizing the revenue sharing percentage between all parties.

    During 1994, Pertamina executed agreements to extend the 1973 and 1981 LNG Sales Contracts. The 1973 Sales Contract Extension involves the sale of 4,368 trillion BTUs (1,522 cargoes) over a ten-year period commencing in 2000. The 1981 Sales Contract Extension involves the sale of 941 trillion BTUs (320 cargoes) over a five-year period commencing in 2003. Also executed was the Taiwan Medium-Term Sales Contract for the sale of 46 trillion BTUs (16 cargoes) between 1998 and 1999. The Joint Venture has been allocated a provisional 22 percent equity interest in deliveries under the 1973 LNG Sales Contract Extension and the Taiwan Medium-Term Sales Contract (both included in Package V). The equity sharing percentage for the 1981 Sales Contract Extension (included in Package VI) is expected to be similar to that of Package V.

    Capital expenditures of the Joint Venture relate to the exploration and development of the oil and gas fields. In 1995, the Company's share of the Joint Venture expenditures is expected to total $49 million, including $2 million of exploration expenditures and $29 million of development expenditures. The 1995 budgeted expenditures primarily reflect continued development drilling required to maintain gas deliverability and to maximize cash flow.

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

    The Company is unaware of any unrecorded environmental claims as at December 31, 1994 which would have a material impact upon the Company's financial condition or operations.

Results of Operations

1994 Compared to 1993

    Net earnings for the year ended December 31, 1994 were $33.1 million as compared to $30.5 million for the year ended December 31, 1993. Included in the 1994 results was an extraordinary loss of $3.1 million for the redemption of its 8 1/4 percent debentures. The increased net earnings for the 1994 period benefitted from decreased interest expense, depletion, and exploration cost partially offset by lower oil and gas revenues. Cash flow from operations for the year ended December 31, 1994 was $85.6 million as compared to $81.5 million for the year ended December 31, 1993.

    Revenues for the year ended December 31, 1994 were $197.9 million compared to $200.6 million in the corresponding 1993 period. The decrease in revenues was attributable to an 11 percent and 9 percent decrease in the average price received for LNG and crude oil, respectively, partially offset by a 9 percent increase in LNG volumes. The Joint Venture's share of LNG volumes in 1994 increased 35 trillion BTUs to 404 trillion BTUs (138 net equivalent cargoes) as compared to 369 trillion BTUs (127 net equivalent cargoes) in the 1993 corresponding period. The increase in LNG volumes was made possible by the completion of the plant expansion in late 1993 allowing for the commencement of two twenty-year contracts with certain Japanese and South Korean buyers. Crude oil and condensate volumes net to the Company in 1994 and 1993 were 2.0 million barrels and 1.9 million barrels respectively.

    The average price received for LNG in 1994 decreased to $2.52 per million BTUs as compared to $2.82 per million BTUs for the
corresponding 1993 period.   The realized crude oil price fell
$1.53 per barrel to $16.46 per barrel in 1994 as compared to $17.99 per barrel in the same 1993 period. Additionally, the 1994 results benefitted from a favorable non-taxable crude oil revenue final settlement from 1993 reflecting a reallocation of certain capital expenditures from gas to oil.

    The table below summarizes the volumes and average prices for the Company's sales for the years ended December 31, 1994 and 1993:

                                     1994                 1993
     Volumes
     LNG (TBTUs)                     93.4                 85.3
     Crude (MMBLS)                    2.0                  1.9
     Prices
     LNG ($/MMBTU)                    2.52                2.82
     Realized Crude Oil ($/BBL)      16.46               17.99

    Production costs for 1994 increased $0.9 million to $19.6 million as compared to the prior year. Depletion, depreciation and amortization for 1994 was $50.6 million, a decrease of $2.2 million from the prior year, reflecting higher proved reserves partially offset by higher levels of production. During 1994, proved reserve additions included approximately 2.7 million barrels of oil and 96.3 billion cubic feet of gas.

    Interest expense for 1994 decreased $4.5 million from the prior year reflecting the repayment of the Company's 8 1/4% debentures on January 5, 1994. An extraordinary loss of $3.1 million was recognized due to the redemption of the debentures.

    Exploration costs decreased in 1994 as compared to the prior period due to lower dry hole costs and lower seismic costs. During 1994, the Company drilled two exploration wells, making one discovery as compared to 1993 when the Company wrote off three dry holes.

    General and administrative expenses for 1994 were $1.9 million a slight increase over the prior year.

    The effective tax rates for 1994 and 1993 were 70 percent and 74 percent respectively. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership. The decrease in the effective rate was principally the result of decreased non-deductible interest expense.

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

    Production costs of $18.8 million were lower than 1992 costs by about $6.8 million. This improvement in production costs was caused by a provision included in 1992 related to the Company's prior years' windfall profits tax liability. After a re-evaluation of the ultimate exposure on this tax liability, the Company reversed $3.5 million in 1993 as being no longer required. At the same time, the Company provided an offsetting amount for the potential exposure in a royalty dispute.

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

    General and administrative expenses of $1.8 million were $1.0 million lower than the $2.8 million in 1992 due to the absence of certain non-recurring charges. Both interest expense and interest income were in line with the results for 1992. Other income in 1992 included a non-recurring benefit due to the favorable disposition of a legal action.

    The effective tax rates for 1993 and 1992 were 74 percent and 78 percent respectively. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Unimar activities which are not deductible in the partnership.

Item 8. Financial Statements and Supplementary Data

                      REPORT OF INDEPENDENT AUDITORS


To The Partners of Unimar Company

We have audited the accompanying consolidated balance sheets of Unimar Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, cash flows, and partners' capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP






Houston, Texas
February 24, 1995

                                  UNIMAR COMPANY AND SUBSIDIARIES

                                     Consolidated Balance Sheet
                                     December 31, 1994 and 1993
                                       (Thousands of dollars)
                                                  1994      1993
ASSETS
Current assets:
  Cash and cash equivalents                   $   3,421 $   8,284
  Accounts and notes receivable                   5,882    11,604
  Inventories                                    12,467    10,886
  Other current assets                            2,682     2,381

    Total current assets                         24,452    33,155

Property, plant and equipment, at cost:
  Oil and gas properties (successful
     efforts method)                          1,023,546   991,901
  Other                                           2,113     3,283
                                              1,025,659   995,184

  Less: accumulated depreciation and
           depletion                            631,499   580,807
        Net property, plant and equipment       394,160   414,377

Other assets                                      3,567     1,252

                                              $ 422,179 $ 448,784

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current maturities of long term debt        $       - $  33,292
  Accounts payable                                2,620     3,229
  Advances from joint venture partners            1,629     3,589
  Accrued liabilities                            14,987     9,314
  Income and other taxes                         11,326    19,280
    Total current liabilities                    30,562    68,704

  Deferred income taxes                         162,966   167,206
  Other liabilities                              10,403    10,048

Commitments and Contingencies

Partners' capital                               298,248   282,826
  Less: demand notes receivable                  80,000    80,000
                                                218,248   202,826

                                              $ 422,179 $ 448,784


See accompanying Notes to Consolidated Financial Statements.

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                                Consolidated Statement of Earnings
                                           Years ended December 31, 1994, 1993 and 1992
                                                      (Thousands of dollars)

                                       1994      1993      1992

Oil and gas production revenues       $197,925   $200,588     $205,897

Production costs                        19,623     18,751       25,600
Depletion, depreciation and
  amortization                          50,554     52,710       57,275
Exploration costs including dry holes    2,787      4,947        9,066

Operating profit                       124,961    124,180      113,956


General and administrative expenses     (1,923)    (1,778)      (2,819)
Interest expense                           (55)    (4,542)      (4,701)
Interest income                            274        309          605
Other income (expense)                    (624)        18        1,236


Earnings before income taxes and       122,633    118,187      108,277
  extraordinary item

Income tax expense (benefit)
  Current                               90,661     90,876       90,121
  Deferred                              (4,240)    (3,164)      (5,520)
                                        86,421     87,712       84,601


Earnings before extraordinary item      36,212     30,475       23,676

Extraordinary loss on redemption
  of debt                                3,108          -            -

Net earnings                          $ 33,104   $ 30,475      $23,676


See accompanying Notes to Consolidated Financial Statements.
/TABLE

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                               Consolidated Statement of Cash Flows
                                           Years ended December 31, 1994, 1993 and 1992
                                                      (Thousands of dollars)
                                        1994           1993         1992

Net earnings                          $ 33,104       $ 30,475     $ 23,676
Adjustments to reconcile to net cash
 provided by operating activities:
 Loss on extraordinary item              3,108              -            -
 Depletion, depreciation and
    amortization                        50,889         53,087       57,622
 Deferred income taxes                 (4,240)         (3,164)      (5,520)
 Exploratory dry hole costs              2,635          3,365        6,444
 Interest accretion                          -          1,473        1,294
 Loss on sale of assets                    710              -            -
 (Increase) Decrease in operating
  receivables                            5,722          4,327       (6,153)
 (Increase) Decrease in inventories     (1,581)         4,257        4,372
 Increase (Decrease) in operating payables
  and accruals                           5,482        (14,526)      10,880
 Increase (Decrease) in other operating
  assets and liabilities               (10,215)         2,245          789

Net cash provided by operating
  activities                            85,614         81,539       93,404

Investment activities:
 Capital expenditures                  (34,399)       (40,142)     (39,217)
 Proceeds from sale of assets              382              -            -

Net cash used in investing activities  (34,017)       (40,142)     (39,217)

Financing activities:
 Capital distributions, net            (18,100)       (41,100)     (58,240)
 Debt repaid                           (36,400)             -            -

Net cash used in financing activities  (54,500)       (41,100)     (58,240)

Increase (Decrease) in advances from joint
  venture partners                      (1,960)         1,526          165

Net increase (decrease) in cash and
 cash equivalents                       (4,863)         1,823       (3,888)

Cash and cash equivalents at beginning
 of year                                 8,284          6,461       10,349

Cash and cash equivalents at end
  of year                             $  3,421       $  8,284     $  6,461

IPU distributions paid                $ 18,539       $ 17,569     $ 17,352

Interest paid                         $    331       $  3,072     $  3,405

Income taxes paid                     $ 94,174       $ 88,787     $ 83,473


See accompanying Notes to Consolidated Financial Statements.
/TABLE

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                     Consolidated  Statement of Changes in Partners' Capital
                                           Years ended December 31, 1994, 1993 and 1992
                                                      (Thousands of dollars)


                               Ultrastar    Unistar      Total


Balance, January 1, 1992       $158,550    $169,809    $328,359

Contributions                     7,480       7,480      14,960

Cash distributions              (36,600)    (36,600)    (73,200)

ENSTAR pension liability
  adjustment                       (108)       (108)       (216)

Net earnings                     11,838      11,838      23,676

Balance, December 31, 1992      141,160     152,419     293,579

Contributions                    13,550      13,550      27,100

Cash distributions              (34,100)    (34,100)    (68,200)

ENSTAR pension liability
  adjustment                        (64)        (64)       (128)

Net earnings                     15,238      15,238      30,476

Balance, December 31, 1993      135,784     147,043     282,827

Contributions                    32,900      32,900      65,800

Cash distributions              (41,950)    (41,950)    (83,900)

ENSTAR pension liability
  adjustment                        209         209         418

Net earnings                     16,552      16,552      33,104

Balance, December 31, 1994     $143,495    $154,754    $298,249



See accompanying Notes to Consolidated Financial Statements.

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

         Oil and gas assets are reviewed when they are fully placed in service to insure that capitalized costs of the asset do not exceed undiscounted future net pre-tax cash flows and are reviewed annually.

    (d)  LNG Revenue Recognition

         The Company recognizes its share of liquefied natural gas
         (LNG) revenues net of Pertamina's plant operating costs, transportation charges and project debt service. The Company is not a party to any gas balancing arrangements.

    (e)  Income and Other Taxes

         The Company is a partnership and; therefore, does not pay income taxes. Since the Company's subsidiaries are corporations, income taxes included in the accompanying financial statements represent the domestic and foreign taxes applicable to such entities.

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

    (f)  Concentrations of Credit Risk

         Financial instruments which may subject the Company to concentrations of credit risk consist principally of short-term investments and trade receivables. The Company's excess cash is invested in time deposits with major banks. These deposits are purchased at a maturity of three months or less, and have minimal risk.

         The Company's receivables consist primarily of the revenues derived from the sale of LNG under long-term contracts with utility and industrial companies in Japan, Taiwan and Korea. The buyers of the LNG make payment in United States dollars to a U.S. bank as trustee for the Joint Venture and other parties. The trustee, after deducting plant operating costs, transportation charges and project debt service from the gross LNG sales proceeds, distributes the net proceeds to the Joint Venture participants and other parties. The Company's trade receivables at December 31, 1994 result principally from sales of LNG and oil and are considered current and collectible, and collateral is not required to secure such receivables.

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

    Virginia Indonesia Company (VICO), a subsidiary of the Company, is the operator of the Joint Venture and is responsible for conducting exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture partners to VICO. In addition to operating management responsibility, the operator acts as a custodian of Joint Venture cash received from its partners until disbursed in payment of operating and capital expenditures. At December 31, 1994 and 1993, cash and cash equivalents included $1,629 and $3,589, respectively, advanced from the other Joint Venture partners.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(3) INDONESIAN OIL AND GAS PROPERTIES (continued)

    In addition, other subsidiaries of UTPH and LASMO each own a
    26.25 percent interest in the Joint Venture. The PSC permits the Joint Venture to recover their costs of exploration, development and production - including general and administrative expenses - from oil and gas revenues as follows: capital costs are based on recoverable double-declining balance depreciation over various useful lives, which average fourteen years; non-capital costs are recovered in the year incurred. The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves and related assets, but rather receives revenues from the sale of oil, condensate, LPG and LNG in accordance with the PSC. The Joint Venture is required to sell out of its share of production 8.5 percent (7.2 percent after August 7, 1998) of the total oil and gas condensate production from the contract
    area for Indonesian domestic consumption.   Such amounts were
    purchased for domestic use in 1994, 1993 and 1992. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian crude price. The Semberah field which commenced production in December 1991 is exempt from the domestic obligation pricing until December 1996. In addition, the share of revenues from the sale of gas after cost recovery through August 7, 1998, will remain at 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to Pertamina. The split after August 7, 1998, will be 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina for gas sales under the 1973 and 1981 LNG Sales Contracts, Korean carryover quantities and seven 1986 LPG Sales Contracts to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields; after August 7, 1998, all other LNG sales contract revenues will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to Pertamina. Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018, will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to Pertamina. These revenue splits are based on Indonesian income taxes of 56 percent through August 7, 1998, and 48 percent thereafter.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(3) INDONESIAN OIL AND GAS PROPERTIES (continued)

    Pertamina currently sells liquefied natural gas to Japanese, Korean and Taiwanese utility and industrial customers primarily under five long-term contracts that expire in 1999, 2003, 2009, 2013 and 2014, respectively. Contracted sales of LNG to these customers approximated 72 percent, 68 percent, and 69 percent of the Company's gross revenues in 1994, 1993 and 1992, respectively.


(4) CASH AND CASH EQUIVALENTS

    At December 31, 1994 and 1993, cash and cash equivalents includes short-term deposits and highly liquid debt instruments, purchased at a maturity with three months or less, of $3,421 and $8,284, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is as follows:

                                              1994      1993

    Oil and gas producing properties
      Proved properties                   $1,023,546  $991,447
      Uncompleted wells in progress                -       454
                                           1,023,546   991,901
    Less: Accumulated depletion              630,414   579,860
                                             393,132   412,041

    Other, net of accumulated depreciation
     of $1,085 in 1994 and $947 in 1993        1,028     2,336

                                            $394,160  $414,377

(6) ACCRUED LIABILITIES

    As at December 31, 1994 and 1993, accrued liabilities consisted of:

                                                1994      1993

    Accrued IPU liability                    $ 5,792   $ 4,804
    Indonesian operating accruals              8,179     2,358
    Other                                      1,016     2,152

                                             $14,987   $ 9,314

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(7) LEASES

    VICO leases office space in Indonesia, Singapore and the United States in connection with the operations of the Joint Venture. Rental expense amounted to $4,553, $4,982 and $5,230 in 1994, 1993 and 1992 respectively. Minimum annual rental commitments as at December 31, 1994 under non-cancelable leases are as follows:

              1995                          $10,827
              1996                            3,376
              1997                            1,875
              1998                            1,371
              1999                            1,370
              2000 and thereafter             1,485

              Total minimum lease payments  $20,304

    Minimum payments have not been reduced by future minimum sublease rentals of $1,717 due under non-cancelable leases.

    Certain leases contain renewal options and escalation clauses which require payments of additional rent to the extent of related operating cost increases.

(8) INCOME AND OTHER TAXES

    At December 31, 1994, the Company had investment tax credit carryovers of $3,523 that expire in 1995 through 2001, net foreign tax credit carryovers of $23,493 for regular tax purposes and $130,358 for alternative minimum tax purposes both of which expire in 1995 through 1999. The Company has a minimum tax credit of $13,187 that carries forward indefinitely. Deferred tax assets of $23,493 and $22,985 for foreign tax credit carryforwards and $3,523 and $3,523 for investment tax credit carryforwards at December 31, 1994 and 1993, respectively, have been offset by a valuation allowance.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(8) INCOME AND OTHER TAXES (continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as of December 31, 1994 and 1993 are as follows:

                                              1994      1993

    Deferred tax liabilities:

     Oil and gas proven property costs
      capitalized for financial purposes
      and deducted for foreign taxes        $162,966  $167,206



    For financial reporting purposes, income before income taxes includes the following components:

                                    1994       1993        1992

    Pretax income:
      U. S.                       $ (2,423)  $ (7,026)   $(12,089)
      Foreign                      125,056    125,213     120,366

                                  $122,633   $118,187    $108,277


    Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                    1994      1993     1992

       Current:
         Federal                  $ 2,884   $ 2,446  $ 2,942
         Foreign                   87,777    88,430   87,179
                                  $90,661   $90,876  $90,121

       Deferred:
         Federal                  $     -   $     -  $     -
         Foreign                   (4,240)   (3,164)  (5,520)
                                  $(4,240)  $(3,164) $(5,520)



                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(8) INCOME AND OTHER TAXES (continued)

    The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense is:

                                    1994        1993      1992


      Tax at U.S. Statutory Rate   35.0%       35.0%     34.0%

      Foreign statutory tax rate
       in excess of federal
       statutory tax rate          21.0%       21.0%     22.0%

      Expenses not deductible in
       calculating Indonesian
       taxes                       11.0%       12.8%     13.1%

      Unutilized domestic book
       losses                       0.7%        2.1%      3.8%

      Domestic income taxed at
      less than foreign statutory
      rate                          0.4%        1.2%      2.5%

      U.S. taxes related to
      foreign operations            2.4%        2.1%      2.7%

      Total                        70.5%       74.2%     78.1%



                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(9) INDONESIAN PARTICIPATING UNITS (IPUs)

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

    Each IPU entitles the holder to receive, until September 25, 1999, a quarterly participation payment equal to 1/14,077,747 of 32 percent of net positive cash flow. Net Cash Flow, attributable to IPU holders, is equal to the product of (i) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by (ii) 32 percent of specified revenues net of specified expenditures from the Joint Venture. The above calculation was the result of negotiations among the parties to the 1984 merger of ENSTAR Corporation into the Company and represents the amount of future income from the Joint Venture that the Company has agreed to pay to the former stockholders of ENSTAR
    in the form of payments on the IPUs.   If Net Cash Flow is
    zero or negative for any quarterly period, no Participation Payments for that quarter will be made. The Company maintains an irrevocable letter of credit for the benefit of the IPU holders in an amount equal to 240 percent of the most recent quarterly distribution. At December 31, 1994 and 1993, there were 10,778,590 IPUs issued and outstanding. Based on the closing price on the American Stock Exchange of the IPUs at December 31, 1994 of $9.125 per unit, the outstanding IPUs had a total market valuation of $98 million.



                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


                     Calculation of Net Cash Flow and
                          Participation Payments


                                           1994          1993

Positive cash flow:

  Gas receipts                           $188,211      $175,840
  Oil and condensate receipts              33,411        34,741
  Other non-revenue cash receipts from
     Joint Venture                          5,370         9,799

    Total positive cash flow              226,992       220,380

Less negative cash flow:

  Expenditures to Joint Venture            56,150        66,184
  Indonesian income taxes                  90,264        85,401

    Total negative cash flow              146,414       151,585


Net positive cash flow from 23.125%
  interest in Joint Venture              $ 80,578      $ 68,795


Net cash flow for benefit of IPU holders $ 19,724      $ 16,922


Participation Payment per unit           $   1.83      $   1.57



                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(10)     LONG-TERM DEBT

    The 8-1/4% convertible subordinated guaranteed debentures, due in December 1995, were repaid on January 5, 1994 in the principal amount of $36,400. The debentures had a carrying value at December 31, 1993 of $33,292 resulting in an extraordinary loss on redemption of $3,108, which was recognized in the first quarter of 1994.

(11)     BENEFIT PLANS

    VICO has a defined contribution retirement plan that covers its eligible employees. Although VICO expects to provide an annual contribution based on a percentage of each eligible employee's salary, the actual contribution is determined at the end of each year by its Board of Directors and may vary depending upon circumstances. Defined contribution pension expense is funded by the Joint Venture participants and the Company's share of such expense for the years ended December 31, 1994, 1993 and 1992 was $211, $263 and $200, respectively.

    VICO provides severance pay to its employees based upon salary and length of service. Such severance pay is accrued over the service life of the employees and is funded by the Joint Venture. The Company has provided approximately $1.1 million, $0.2 million and $1.4 million for the years ended December 31, 1994, 1993 and 1992 respectively for its share of future severance payments.

    The Company has a defined benefit pension plan established by ENSTAR that covers ENSTAR's former employees who are considered terminated and fully vested. ENSTAR's pension funding policy is to contribute an amount meeting the requirement of the Employees Retirement Income Security Act. The estimated reconciliation of the funded status of ENSTAR's pension plan as at December 31, 1994, 1993 and 1992 respectively was as follows:

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(11)     BENEFIT PLANS (continued)

                                     1994      1993      1992
    Actuarial present value of:

       Vested accumulated benefit
         obligation                $(16,155) $(17,763) $(16,913)

       Projected vested benefit
         obligation                $(16,155) $(17,763) $(16,913)
       Fair value of plan assets     13,902    14,902    14,353

        Unfunded projected benefit
         obligation                  (2,253)   (2,861)   (2,560)
        Unrecognized net
         loss                         1,243     1,661     1,533
        Unrecognized net transition
         obligation                     837       872       907
        Adjustment required to
         recognize minimum
         liability                   (2,080)   (2,533)   (2,440)

        Accrued pension cost
         recognized in the
         Consolidated Balance
         Sheet                     $ (2,253) $ (2,861) $ (2,560)


    The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over the fair value of plan assets. A corresponding amount is recognized as either an intangible asset or a reduction to Partners' Capital. A reduction of Partners' Capital was required at December 31, 1993 and 1992 since the intangible asset recognized did not exceed the amount of unrecognized prior service cost.

    The pension expense for 1994, 1993 and 1992 was composed of the following:

                                     1994      1993      1992

    Interest cost                  $  1,317  $  1,300  $  1,303
    Expected return on plan
     assets                          (1,063)   (1,107)   (1,108)
    Net amortization and deferral        35        35        35
                                   $    289  $    228  $    230


                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)


(11)     BENEFIT PLANS (continued)

    The assumed rate of return used in determining the projected benefit obligation was 8.5 percent, 7.5 percent and 8 percent for 1994, 1993 and 1992, respectively. The assumed long-term rate of return on plan assets was 8 percent for 1994, 1993 and 1992. Plan assets are invested in equity and fixed income securities.

(12)     CLAIMS AND LITIGATION

    The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations. The Company also has a reserve of $3.8 million for potential exposure in a royalty dispute. The Company believes it may have valid defenses against such claims.

(13)     RELATED PARTY TRANSACTIONS

    All aspects of the Company's business that are not associated with the operating management of the Joint Venture, such as legal, accounting, tax and other management functions are supplied by employees of the partners in accordance with management agreements negotiated among the parties. For the years 1994, 1993 and 1992, the charges approximated $400, $500 and $600, respectively.

    The Company holds demand notes in the amount of $40,000 from or guaranteed by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

    In addition to acting as the operator of the Joint Venture, VICO performs engineering, pipeline maintenance, and human resource related services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). During the years ended December 31, 1994 and 1993 VICO billed P.T. Badak $21.8 and $33.5 million for services rendered. Accounts receivable from P.T. Badak approximated $2.4 million and $3.3 million at December 31, 1994 and 1993, respectively.


                      UNIMAR COMPANY AND SUBSIDIARIES

    SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

    The following items are contained in this section:

    (a) Indonesian oil and gas operations
    (b) Interim financial data


  (a) INDONESIAN OIL AND GAS OPERATIONS

    The Company's estimated net share of Indonesian oil and gas reserves is shown in Table 1. The estimated proved reserves of gas and oil and condensate as of December 31, 1994, 1993 and 1992 attributable to the Joint Venture's interest in the production sharing contract in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ultrastar.

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


INDONESIAN OIL AND GAS OPERATIONS (continued)

                                      TABLE 1

                        Quantities of Oil and Gas Reserves
                      (Oil in Thousands of BBLS; Gas in MMCF)


                                           Oil        Gas


Proved Developed and Undeveloped
 Reserves:

 As of December 31, 1991                 11,150    1,011,381

    Revisions to previous estimates       1,874       98,117

    Production                           (1,736)     (83,158)

 As of December 31, 1992                 11,288    1,026,340

    Revisions to previous estimates       4,044      133,820

    Production                           (1,778)     (84,920)

 As of December 31, 1993                 13,554    1,075,240

    Revisions to previous estimates       2,724       96,257

    Production                           (1,891)     (92,408)

 As of December 31, 1994                 14,387    1,079,089

Proved Developed Reserves:

 As of December 31, 1991                  8,792      656,546

 As of December 31, 1992                  7,632      733,354

 As of December 31, 1993                 10,281      727,536

 As of December 31, 1994                 11,731      877,140



INDONESIAN OIL AND GAS OPERATIONS (continued)


Table 2 shows costs incurred in oil and gas property acquisition, exploration and development activities.

                                    TABLE 2

              Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities
                  Years ended December 31, 1994, 1993 and 1992
                             (Thousands of dollars)

                                    1994      1993     1992

Exploration costs                 $ 2,545   $ 5,223  $ 7,193
Development costs                  31,878    36,328   34,407


Table 3 shows results of operations for oil and gas producing activities.

                                    TABLE 3

           Results of Operations for Oil and Gas Producing Activities
                 Years ended December 31, 1994, 1993, and 1992
                             (Thousands of dollars)

                                    1994      1993     1992


Revenues                          $197,925  $200,581 $205,847

Production costs                    19,618    17,836   19,068

Exploration costs                    2,787     4,947    9,066

Depreciation, depletion
 and amortization                   50,554    52,710   57,275

Income tax expense                  86,357    87,640   81,386

Results of operations for
 producing activities (1)         $ 38,609  $ 37,448 $ 39,052


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

                                  TABLE 4

       Standardized Measure of Discounted Future Net Cash Flows and
          Changes Therein Relating to Proved Oil and Gas Reserves
                    At December 31, 1994, 1993 and 1992
                          (Thousands of dollars)

                               1994        1993         1992

Future cash inflows         $2,372,316  $2,085,222   $2,627,497
Future production and
  development costs           (593,791)   (589,163)    (573,047)
Future income tax expenses    (874,477)   (740,808)  (1,037,570)

Future net cash flows          904,048     755,251    1,016,880

10% annual discount for
  estimated timing of
  cash flows                  (442,377)   (375,500)    (496,070)

Standardized measure of
  discounted future net
  cash flows                $  461,671  $  379,751   $  520,810

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for proved reserves during 1994, 1993 and 1992.


                                 1994        1993         1992
                                       (Thousands of dollars)

Standardized measure of discounted
  future net cash flows at
  beginning of period         $  379,751  $  520,810   $  550,113

Sales and transfers of oil and gas
  produced, net of
    production costs            (176,275)   (177,720)    (180,139)

Net changes in prices and
  production costs               159,985    (367,050)    (108,119)

Development costs incurred
  during the period               31,878      36,328       34,407

Revisions of previous
  quantity estimates              67,590     104,367       78,074

Accretion of discount             71,775      92,991      100,530

Net change in income taxes       (73,033)    170,025       45,944

Standardized measure of discounted
 future net cash flows at end
 of period                    $  461,671  $  379,751   $  520,810


Note: The standardized measure of discounted future net cash flows at December 31, 1994, 1993 and 1992 included $59,571, $59,629 and
       $90,683, respectively, in future net cash flows attributable to IPU holders (See Footnote 9).

b) INTERIM FINANCIAL DATA (Unaudited)

     The following table shows summary quarterly data for 1994, 1993 and 1992:

                                  1st         2nd       3rd       4th
                                  Quarter     Quarter   Quarter   Quarter

Year Ended December 31, 1994

Revenues                          $ 55,151  $ 42,717  $ 51,941  $ 48,116

Operating profit                  $ 35,384  $ 26,018  $ 31,029  $ 32,530

Earnings before
 Extraordinary
  item                            $  9,818  $  8,509  $ 10,088  $  7,797

Net earnings                      $  6,710  $  8,509  $ 10,088  $  7,797


Year Ended December 31, 1993

Revenues                          $ 58,298  $ 38,834  $ 47,840  $ 55,616

Operating profit                  $ 37,952  $ 21,099  $ 28,331  $ 36,798

Net earnings                      $ 10,804  $  3,618  $  5,350  $ 10,703

Year Ended December 31, 1992

Revenues                          $ 52,814  $ 45,518  $ 56,642  $ 50,923

Operating profit                  $ 30,909  $ 25,059  $ 33,456  $ 24,532 (a)

Net earnings                      $  7,842  $  6,207  $  7,766  $ 1,861


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

    GEORGE W. BERKO (age 48) was appointed to the Company's Management Board in May 1992. Since May 1992, he has served as the Partners' representative for Investor Relations, Treasurer and Chief Financial and Accounting Officer of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL, and certain of their subsidiaries, and has been LASMO America Ltd.'s Vice President - Unimar Accounting. From October 1990 until April 1992, he was Vice President, Controller of Ultramar Oil and Gas Limited, and prior to that time, he was a General Manager of American Ultramar Ltd. from December 1984.

    IAN D. BROWN (age 45) was appointed to the Company's Management Board in February 1993. He is also Director and Chairman of ENSTAR and certain of its affiliates. In January 1994 he was appointed President and General Manager of LASMO Companies in Indonesia. In January 1993, he was appointed Director, Indonesian Joint Venture for LASMO plc and a member of the VICO Board. Since May 1986, he served as Commercial Manager for LASMO plc, and from February 1987, Managing Director, LASMO Trading Limited, the marketing, trading and transportation affiliates of the parent company.

    ANDREW E. CROUCH (age 36) was appointed to the Company's Management Board in May 1994. He is also director of ENSTAR and certain of its affiliates. Since May 1994 he has been President and Director of LASMO America Ltd., the holding company for LASMO US subsidiaries. He previously served in a number of senior management positions in LASMO's London, England head office.

    LARRY D. KALMBACH (age 43) was appointed to the Company's Management Board in February 1993. He is also a Director of ENSTAR and certain of its affiliates. Since February 1995 he has been Vice President and Chief Financial Officer of UTPH. Prior to that he held several executive and management positions with UTPH including Vice President - Finance from 1993 to 1995 and Vice President and Controller from 1986 to 1993.

    WILLIAM M. KRIPS (age 55) was appointed to the Company's Management Board in January 1987 and in May 1994 was appointed Chairman of the Management Board. He is also a Director of ENSTAR and certain of its affiliates. Since 1990, he has been Senior Vice President-Exploration & Production of UTPH. Prior to that time, he served as Senior Vice President - U. S. Exploration and Production, Senior Vice President - Hydrocarbon Products Group and Vice President - International Operations.

    ARTHUR W. PEABODY, JR. (age 51) was appointed to the Company's Management Board in February 1992. He is also a Director of ENSTAR, ENSTAR Indonesia, Inc., International and VICO. Since May 1994, he has served as Senior Vice President of UTPH and has held several executive positions with UTPH including Senior Vice President - Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group, Vice President - Planning and Administration and Vice President - Acquisitions and Planning.

    As set forth above, control of the Company's operations is exercised by the Management Board. The Company, a Texas general partnership, does not have any Executive Officers.


Item 11. Executive Compensation.

    The Company has no executive officers, and no members of the Management Board are paid directly by the Company. All members of the Management Board are full-time employees of UTPH or LASMO, or their respective subsidiaries, and do not receive from the Company any remuneration for their services to the Company. Moreover, the Company has no employees who are compensated for their services to the Company. VICO and its subsidiaries, have employees who are responsible for the daily operating activities of the Joint Venture and are compensated by the Joint Venture. See Item 13 below for information concerning the Company's reimbursement to LASMO for services rendered to the Company by one of LASMO's designees on the Management Board.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

    The Company is a Texas general partnership and as such has no voting securities apart from the general partnership interests owned by the partners. The table below reflects the beneficial ownership of 100 percent of the partnership interests in the Company as of March 15, 1995:

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


Item 13. Certain Relationships and Related Transactions.

    The partners of the Company provide management expertise, office space, and administrative, legal and professional services. For such services, a management fee of approximately $434 and $508 was charged in 1994 and 1993, respectively, including $109 ($138 in 1993) paid in respect of Mr. Berko's services.

    The Company holds demand notes in the amount of $40 million from or generated by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

    As operator of the Joint Venture, VICO conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants to VICO. In addition, VICO performs engineering, pipeline maintenance and human resource related services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). For the year ended December 31, 1994 and 1993 VICO billed P.T. Badak $21.8 million and $33.5 million respectively for services rendered. Accounts receivable from P.T. Badak approximated $2.4 million at December 31, 1994 ($3.3 million at December 31, 1993).


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


    (a)(1)  Financial Statements listed below are included as
            Part II, Item 8 hereof on the pages indicated:


              Report of Independent Auditors             25

              Consolidated Balance Sheet,
                 December 31, 1994 and 1993              26

              Consolidated Statement of Earnings,
                 Years ended December 31, 1994,
                 1993 and 1992                           27

              Consolidated Statement of Cash Flows,
                 Years ended December 31, 1994,
                 1993 and 1992                           28

              Consolidated Statement of Changes in
                 Partners' Capital, Years ended
                 December 31, 1994, 1993 and 1992        29

              Notes to Consolidated Financial
                 Statements                              30-43

              Supplemental Financial Information
                 (unaudited)                             44-50


All schedules are omitted as they are not applicable.


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

    (4)-2- First Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar and Irving Trust Co., as Trustee (Exhibit (4)-1 above) (Filed as Exhibit 10.114 to Union Texas Petroleum Holdings, Inc.'s Registration Statement on Form S-1 (No. 33-16267)).*

    (10)-1- Joint Venture Agreement, dated August 8, 1968, among Roy M. Huffington, Inc., Virginia International Company, Austral Petroleum Gas Corporation, Golden Eagle Indonesia, Limited, and Union Texas Far East Corporation, as amended (filed as Exhibit 6.6 to Registration Statement No. 2-58834 of Alaska Interstate Company).*

    (10)-2- Agreement dated as of October 1, 1979, among the parties to the Joint Venture Agreement referred to in Exhibit (10)-1- above (filed as Exhibit 5.2 to Registration Statement No. 2-66661 of Alaska Interstate Company).*


             *  Incorporated herein by reference.

    (10)-3- Amendment to the Operating Agreement dated April 1, 1990, between Roy M. Huffington, Inc., a Delaware corporation, Ultramar Indonesia Limited, a Bermuda corporation, Virginia Indonesia Company, a Delaware corporation, Virginia International Company, a Delaware corporation, Union Texas East Kalimantan Limited, a Bahamian corporation, and Universe Gas & Oil Company, Inc., a Liberian corporation. (filed as Exhibit (10)-3- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-4- Amended and Restated Production Sharing Contract dated April 23, 1990 (effective August 8, 1968 - August 7, 1998) by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit (10)-4- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-5- Production Sharing Contract dated April 23, 1990 (effective August 8, 1998 - August 7, 2018) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit (10)- 5- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field. (filed as Exhibit (10-58- to the Company's 1991 Form 10-K (No. 1-
             8791)).*

    (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.








             *  Incorporated herein by reference.

    (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)-10- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit
             (10)-11- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

    (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit
             (10)-12- to the Company's 1993 Form 10-K (No. 1-
             8791)).*



             *  Incorporated herein by reference.

    (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit (10)-13- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

    (10)-16- Badak III LNG Sales Contract between Perusahaan
             Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987.

    (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-18- to the Company's 1993 Form 10-K (No. 1-8791)).*


             *  Incorporated herein by reference.

    (10)-19- Schedule A to the LNG Sales and Purchase Contract
             (Korea II FOB) between Perusahaan Pertambangan
             Minyak Dan Gas Bumi Negara and Korea Gas
             Corporation. (filed as Exhibit (10)-19- to the
             Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-20- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-22- Amendment No. 2 to Producers Agreement No. 2 dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited and Universe Tankships, Inc. (filed as Exhibit (10)-44- to the Company's 1988 Form 10-K (No. 1-8791)).*

    (10)-23- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit (10)-23-to the Company's 1993 Form 10-K (No. 1-8791)).*











             *  Incorporated herein by reference.

    (10)-24- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit
             10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*

    (10)-25- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (Filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*

    (10)-26- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd.

    (10)-27- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-28- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit
             (10)-30- to the Company's 1993 Form 10-K (No. 1-
             8791)).*


             *  Incorporated herein by reference.

    (10)-30- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-31- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-32- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-33- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-34- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*









             *  Incorporated herein by reference.

    (10)-35- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-36- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit
             (10)-37- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

    (10)-37- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-38- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-38- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*






             *  Incorporated herein by reference.

    (10)-39- Bontang Capital Projects Loan Agreement No. 2 dated June 9, 1987, among Continental Bank International, as Trustee under the Badak Trustee and Paying Agent Agreement (Borrower), the banks named therein as Lead Managers and Lenders and The Industrial Bank of Japan Trust Company (Agent) (filed as Exhibit (10)- 31 to the Company's 1987 Form 10-K (No. 1-8791)).*

    (10)-40- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992. (filed as Exhibit (10)-42- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-41- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Japan Indonesia Oil Co., Ltd., as Buyer, dated February 20, 1992. (filed as Exhibit
             (10)-43- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

    (10)-42- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986.

    (10)-43- Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated October 5, 1994, between Pertamina, as Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd., and Mitsui Oil & Gas Co., Ltd., as Buyers. (filed as Exhibit 10.88 to the Union Texas Petroleum Holdings, Inc.'s 1994 Form 10-K (Commission File No. 1-9019)).*

    (10)-44- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45- to the Company's 1993 Form 10-K (No. 1-8791)).*








             *  Incorporated herein by reference.

    (10)-45- Advance Payment Agreement between Perusahaan
             Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Arun Bontang Project Finance Co., Ltd., dated
             February 16, 1987 (filed as Exhibit (4)-15- to the
             Company's 1986 Form 10-K (No. 1-8791)).*

    (10)-46- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-47- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-48- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company.

    (10)-49- Memorandum of Agreement for Purchase and Sale of LNG During 1995 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") ("Seller") and Korea Gas Corporation ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG.

    (21)-1-  List of Subsidiaries of the Company.

    (23)-1-  Consent of Ernst & Young LLP.

    (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1994.





             *  Incorporated herein by reference.
                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIMAR COMPANY


March 22, 1995                By  /S/ WILLIAM M. KRIPS
                                  William M. Krips
                                  Chairman of the
                                  Management Board




  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 22, 1995.




By /S/ GEORGE W. BERKO          By  /S/ LARRY D. KALMBACH
   George W. Berko                  Larry D. Kalmbach
   Management Board                 Management Board
   (LASMO Representative)           (UTPH Representative)




By /S/ IAN D. BROWN             By  /S/ WILLIAM M. KRIPS
   Ian D. Brown                     William M. Krips
   Management Board                 Chairman of the
   (LASMO Representative)           Management Board
                                    (UTPH Representative)



By /S/ ANDREW E. CROUCH         By  /S/ ARTHUR W. PEABODY, JR.
   Andrew E. Crouch                 Arthur W. Peabody, Jr.
   Management Board                 Management Board
   (LASMO Representative)           (UTPH Representative)

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

     (4)-2- First Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar and Irving Trust Co., as Trustee (Exhibit (4)-1 above) (Filed as Exhibit 10.114 to Union Texas Petroleum Holdings, Inc.'s Registration Statement on Form S-1 (No. 33-16267)).*

     (10)-1- Joint Venture Agreement, dated August 8, 1968, among Roy M. Huffington, Inc., Virginia International Company, Austral Petroleum Gas Corporation, Golden Eagle Indonesia, Limited, and Union Texas Far East Corporation, as amended (filed as Exhibit 6.6 to Registration Statement No. 2-58834 of Alaska Interstate Company).*

              *  Incorporated herein by reference.

     (10)-2- Agreement dated as of October 1, 1979, among the parties to the Joint Venture Agreement referred to in Exhibit (10)-1- above (filed as Exhibit 5.2 to Registration Statement No. 2-66661 of Alaska Interstate Company).*

     (10)-3- Amendment to the Operating Agreement dated April 1, 1990, between Roy M. Huffington, Inc., a Delaware corporation, Ultramar Indonesia Limited, a Bermuda corporation, Virginia Indonesia Company, a Delaware corporation, Virginia International Company, a Delaware corporation, Union Texas East Kalimantan Limited, a Bahamian corporation, and Universe Gas & Oil Company, Inc., a Liberian corporation. (filed as Exhibit (10)-3- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-4- Amended and Restated Production Sharing Contract dated April 23, 1990 (effective August 8, 1968 - August 7, 1998) by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit (10)-4-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-5- Production Sharing Contract dated April 23, 1990 (effective August 8, 1998 - August 7, 2018) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit
              (10)-5- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field. (filed as Exhibit (10-58- to the Company's 1991 Form 10-K (No. 1-
              8791)).*

     (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

              *  Incorporated herein by reference.

     (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)- 10- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-11- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit (10)-12- to the Company's 1993 Form 10-K (No. 1-8791)).*



              *  Incorporated herein by reference.

     (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit (10)-13- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

     (10)-16- Badak III LNG Sales Contract between Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Chinese Petroleum Corporation as
              Buyer signed on March 19, 1987.

     (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara and Korea
              Gas Corporation. (filed as Exhibit (10)-18- to the
              Company's 1993 Form 10-K (No. 1-8791)).*


              *  Incorporated herein by reference.

     (10)-19- Schedule A to the LNG Sales and Purchase Contract
              (Korea II FOB) between Perusahaan Pertambangan
              Minyak Dan Gas Bumi Negara and Korea Gas
              Corporation. (filed as Exhibit (10)-19- to the
              Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-20-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-22- Amendment No. 2 to Producers Agreement No. 2 dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited and Universe Tankships, Inc. (filed as Exhibit (10)-44- to the Company's 1988 Form 10-K (No. 1-8791)).*

     (10)-23- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit
              (10)-23- to the Company's 1993 Form 10-K (No. 1-
              8791)).*










     *        Incorporated herein by reference.

     (10)-24- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit
              10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*

     (10)-25- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (Filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*

     (10)-26- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd.

     (10)-27- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-28- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit
              (10)-30- to the Company's 1993 Form 10-K (No. 1-
              8791)).*


              *  Incorporated herein by reference.

     (10)-30- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-31- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-32- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-33- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-34- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*









              *  Incorporated herein by reference.

     (10)-35- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-36- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit
              (10)-37- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-37- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit
              (10)-38- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-38- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*





              *  Incorporated herein by reference.

     (10)-39- Bontang Capital Projects Loan Agreement No. 2 dated June 9, 1987, among Continental Bank International, as Trustee under the Badak Trustee and Paying Agent Agreement (Borrower), the banks named therein as Lead Managers and Lenders and The Industrial Bank of Japan Trust Company (Agent) (filed as Exhibit
              (10)-31 to the Company's 1987 Form 10-K (No. 1-
              8791)).*

     (10)-40- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992. (filed as Exhibit (10)-42-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-41- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Japan Indonesia Oil Co., Ltd., as Buyer, dated February 20, 1992. (filed as Exhibit
              (10)-43- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-42- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986.

     (10)-43- Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated October 5, 1994, between Pertamina, as Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd., and Mitsui Oil & Gas Co., Ltd., as Buyers. (filed as Exhibit
              10.88 to the Union Texas Petroleum Holdings, Inc.'s 1994 Form 10-K (Commission File No. 1-9019)).*

     (10)-44- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45-to the Company's 1993 Form 10-K (No. 1-8791)).*







              *  Incorporated herein by reference.

     (10)-45- Advance Payment Agreement between Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Arun Bontang Project Finance Co., Ltd., dated
              February 16, 1987 (filed as Exhibit (4)-15- to the
              Company's 1986 Form 10-K (No. 1-8791)).*

     (10)-46- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-47- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-48- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company.

     (10)-49- Memorandum of Agreement for Purchase and Sale of
              LNG During 1995 - 1999 between Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara
              ("Pertamina") ("Seller") and Korea Gas Corporation
              ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG.

     (21)-1-  List of Subsidiaries of the Company.

     (23)-1-  Consent of Ernst & Young LLP.

     (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1994.




              *  Incorporated herein by reference.