Form 10-Q
period 1995-03-31
UNIMAR CO
filed 1995-05-12
CIK 752290

UNIMAR COMPANY
                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Earnings
                 For the Three Months ended
                 March 31, 1995 and March 31, 1994 . . . . .1

               Condensed Consolidated Balance Sheets as of
                 March 31, 1995 and December 31, 1994. . . .2

               Condensed Consolidated Statements of
                 Cash Flows for the Three Months ended
                 March 31, 1995 and March 31, 1994 . . . . .3

               Notes to Condensed Consolidated Financial
                 Statements as of March 31, 1995 . . . . . .4


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
                                (Unaudited)

                                         Three Months Ended
                                              March 31,
                                           1995        1994

Oil and gas production revenues          $60,539    $55,151


Production costs                           5,772       4,892
Depletion, depreciation and amortization  12,191      14,859
Exploration costs including dry holes        (18)         16


Operating profit                          42,594      35,384


General and administrative expenses         (326)       (291)
Other income and expense                     105          47

Earnings before income taxes and
  extraordinary item                      42,373      35,140

Income tax expense
   Current                                28,927      24,051
   Deferred                                 (726)      1,271
                                          28,201      25,322


Earnings before extraordinary item        14,172       9,818

Extraordinary loss on redemption of debt       -       3,108

Net earnings                             $14,172     $ 6,710










See accompanying Notes to Condensed Consolidated Financial
Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                           (Thousands of dollars)


                                              March 31,      December 31,
                                                1995            1994
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $   3,175       $   3,421
  Accounts and notes receivable                8,744           5,882
  Inventories                                 12,889          12,467
  Other current assets                         5,574           2,682

     Total current assets                     30,382          24,452

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)             1,028,762       1,023,546
  Other                                        2,126           2,113

                                           1,030,888       1,025,659
  Less:  accumulated depreciation and
   depletion                                 643,772         631,499
  Net property, plant and equipment          387,116         394,160

Other assets                                   3,704           3,567

                                           $ 421,202       $ 422,179


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                         $   2,330       $   2,620
  Advances from joint venture partners            99           1,629
  Accrued liabilities                         13,986          14,987
  Income taxes                                15,514          11,326
    Total current liabilities                 31,929          30,562

Deferred income taxes                        162,240         162,966
Other liabilities                             11,012          10,403

Partners' capital                            296,021         298,248
  Less:  demand notes receivable              80,000          80,000
                                             216,021         218,248

                                           $ 421,202       $ 422,179


See accompanying Notes to Condensed Consolidated Financial Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                 (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                   1995       1994

Net earnings                                     $ 14,172   $  6,710
Adjustments to reconcile to net cash
 provided by operating activities:
   Loss on extraordinary item                           -      3,108
   Depletion, depreciation and amortization        12,273     14,961
   Deferred income taxes                             (726)     1,271
   Exploratory dry hole costs                         (22)        (3)
   Working capital and other                       (2,806)       692

Net cash provided by operating activities          22,891     26,739

Investment activities:
   Capital expenditures                            (5,207)    (4,553)

Net cash used in investing activities              (5,207)    (4,553)

Financing activities:
   Repayment of debt                                    -    (36,400)
   Capital contributions (distributions)-net      (16,400)    14,300

Net cash used in financing activities             (16,400)   (22,100)

Decrease in advances from joint
  venture partners                                 (1,530)    (1,521)


Decrease in cash and cash equivalents                (246)    (1,435)

Cash and cash equivalents
  at beginning of quarter                           3,421      8,284

Cash and cash equivalents at end of quarter      $  3,175   $  6,849

IPU distributions paid                           $  5,281   $  4,096

Interest paid                                    $      0   $    300

Income taxes paid                                $ 24,739   $ 25,264




See accompanying Notes to Condensed Consolidated Financial Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                              March 31, 1995
                                (Unaudited)


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

(2) These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K. In the opinion of management, the accompanying financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results on an annualized basis.

(3) In March 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which set forth the criteria for impairment of plant, property and equipment and other long-lived assets. Adoption of the Statement is required for years beginning after December 15, 1995. The Company is currently reviewing the Statement; however, the Company believes that the pronouncement will have no material impact on the financial statements of the Company.

                      UNIMAR COMPANY AND SUBSIDIARIES

                              March 31, 1995
                                (Unaudited)


(4)   The table below outlines the calculation of the Indonesian
      Participating Unit (IPU) participation payment for the first quarter of 1995.

                                                    1995
                                                  First Quarter
                                             (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 54,338

       Oil and condensate receipts              7,819

       Other non-revenue cash receipts
          from Joint Venture                    1,082

                 Total positive cash flow      63,239

     Less negative cash flow:

       Expenditures to Joint Venture           14,986

       Indonesian income taxes                 27,145

                 Total negative cash flow      42,131

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 21,108

     Net cash flow for benefit of
       IPU holders*                          $  5,174

     Participation Payment per IPU*          $    .48





        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999. As of March 31, 1995, there were 10,778,590 IPUs issued and outstanding.

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1994 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.


Liquidity and Capital Resources

     Cash flow from operations for the three months ended March 31, 1995 amounted to $22.9 million as compared to $26.7 million for the same period in 1994. Capital expenditures and distributions to the partners for the first quarter of 1995 were $5.2 million and $16.4 million, respectively. For the three months ended March 31, 1994, capital expenditures and partners' contributions to the Company were $4.6 million and $14.3 million, respectively.

     The Company's share of the 1995 Indonesian Joint Venture expenditures is expected to be approximately $49 million of which $29 million is anticipated for development expenditures. During the first three months of 1995, approximately $15 million was called by the Joint Venture as compared to $14 million for the three months ended March 31, 1994.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sale of crude oil and LPG. LNG and LPG are primarily sold under long term contracts whose prices are indexed by a basket of world crudes. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices and as such, any change in world crude prices.

Results of Operations

                       Quarter Ended March 31, 1995
                 Compared to Quarter Ended March 31, 1994

     For the first quarter of 1995, revenues were $60.5 million, compared to $55.2 million in 1994. The increase in revenues was primarily attributable to a 14 percent increase in the average price per million BTUs received for LNG and a 12 percent increase in the realized price per barrel of crude oil. The average price received per million BTUs of LNG for the first quarter of 1995 increased to $2.73 per million BTUs as compared to $2.40 for the


                     UNIMAR COMPANY AND SUBSIDIARIES

                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations, Continued


same period in 1994. The average realized crude oil price increased $1.86 to $17.50 per barrel in the first quarter of 1995 from $15.64 per barrel in the first quarter of 1994. The prices received by the Company for its products reflected the increase in world wide crude oil prices which occurred during the past twelve months.

     Gross LNG Sales increased by five cargoes to 74 cargoes in the first quarter of 1995 as compared to the same quarter in 1994; however, the Joint Venture's share of the LNG sold decreased to 114 trillion BTUs (38.8 net equivalent cargoes) from 120 trillion BTUs (40.8 net equivalent cargoes) as more of the LNG sold in the first quarter of 1995 was under those contracts in which the Joint Venture has a lower net revenue sharing interest. Furthermore, the Joint Venture expects to deliver fewer net equivalent cargoes during 1995 than were delivered in 1994. Crude oil volumes net to the Company increased 10 percent to 469 thousand barrels for the quarter ended March 31, 1995. The final settlement with Pertamina, the Indonesian national oil company, relating to 1994 production was recorded in the quarter ended March 31, 1995. The final settlement was favorable, although $1.4 million lower than the 1993 adjustment recorded in the first quarter of 1994.

     Depletion, depreciation and amortization decreased $2.7 million due to the lower LNG production volumes discussed above.
Additionally, lower depletion rates resulted from a higher level of reserves due to reserve additions which were booked in the fourth quarter of 1994.

     Indonesian income tax expense in the first quarter of 1995 increased $2.9 million to $28.2 million from $25.3 million in the first quarter of 1994. The increase in current income tax expense in the first quarter of 1995 was primarily due to higher first quarter revenues and a lower favorable tax final settlement. The effective tax rates for the 1995 and 1994 first quarters were 67 percent and 72 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities not deductible in the partnership.

     The extraordinary loss on redemption of debt in 1994 included a $3.1 million loss on the early redemption of the Company's 8-1/4% convertible subordinated guaranteed debentures, due originally in December 1995. These debentures were repaid on January 5, 1994 in the principal amount of $36.4 million.

PART II.  OTHER INFORMATION


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (27)-1-  Financial Data Schedule for the three months
                        ended March 31, 1995.

        (b)  Reports on Form 8-K

             None.

                              UNIMAR COMPANY

                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIMAR COMPANY




                               By:  /S/  GEORGE W. BERKO
                                    George W. Berko
                                    Member of the Management
                                    Board
                                    (principal financial officer
                                    and the officer duly
                                    authorized to sign on behalf
                                    of the registrant.)



DATE:  May 11, 1995