Form 10-Q
period 1995-06-30
UNIMAR CO
filed 1995-08-11
CIK 752290

UNIMAR COMPANY
                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Earnings
                 For the Three Months and Six Months ended
                 June 30, 1995 and June 30, 1994 . . . . . .1

               Condensed Consolidated Balance Sheets as of
                 June 30, 1995 and December 31, 1994 . . . .2

               Condensed Consolidated Statements of
                 Cash Flows for the Six Months ended
                 June 30, 1995 and June 30, 1994 . . . . . .3

               Notes to Condensed Consolidated Financial
                 Statements as of June 30, 1995. . . . . . .4


  Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . .6


PART II.  OTHER INFORMATION

  Item 5.      Other Information . . . . . . . . . . . . . .9

  Item 6.      Exhibits and Reports on Form 8-K. . . . . . .10


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . .10

                                                 PART I.   FINANCIAL INFORMATION

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                          Condensed Consolidated Statements of Earnings
                                                      (Thousands of dollars)
                                                           (Unaudited)

                                        Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                         1995       1994           1995      1994

Oil and gas production revenues          $53,261   $42,717       $113,800  $ 97,868


Production costs                           6,473     4,954         12,246     9,846
Depletion, depreciation and
  amortization                            10,517    11,655         22,708    26,514
Exploration costs including
  dry holes                                    -        90            (19)      106


   Operating profit                       36,271    26,018         78,865    61,402


General and administrative
  expenses                                  (329)     (308)          (655)     (599)
Other income and expense                     116        33            221        80

Earnings before income taxes              36,058    25,743         78,431    60,883

Income tax expense
   Current                                26,411    18,079         55,338    42,130
   Deferred                               (1,375)     (845)        (2,101)      426
                                          25,036    17,234         53,237    42,556

Earnings before extraordinary
  item                                    11,022     8,509         25,194    18,327

Extraordinary loss on redemption
  debt                                         -         -              -     3,108

Net earnings                             $11,022   $ 8,509       $ 25,194  $ 15,219


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                              Condensed Consolidated Balance Sheets
                                                      (Thousands of dollars)

                                          June 30,        December 31,
                                            1995              1994
                                        (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents              $   7,182       $   3,421
  Accounts and notes receivable             11,067           5,882
  Inventories                               12,476          12,467
  Other current assets                       5,825           2,682

     Total current assets                   36,550          24,452

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)           1,034,422       1,023,546
  Other                                      2,134           2,113

                                         1,036,556       1,025,659
  Less:  accumulated depreciation and
   depletion                               654,373         631,499
  Net property, plant and equipment        382,183         394,160

Other assets                                 3,793           3,567

                                         $ 422,526       $ 422,179


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                       $   2,500       $   2,620
  Advances from joint venture partners       3,080           1,629
  Accrued liabilities                       14,911          14,987
  Income taxes                              13,310          11,326
    Total current liabilities               33,801          30,562

Deferred income taxes                      160,865         162,966
Other liabilities                           11,617          10,403

Partners' capital                          296,243         298,248
  Less:  demand notes receivable            80,000          80,000
                                           216,243         218,248

                                         $ 422,526       $ 422,179


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                         Condensed Consolidated Statements of Cash Flows
                                                      (Thousands of dollars)
                                                           (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                                 1995       1994

Net earnings                                   $ 25,194   $ 15,219
Adjustments to reconcile to net cash
 provided by operating activities:
   Loss on extraordinary item                         -      3,108
   Depletion, depreciation and amortization      22,874     26,717
   Deferred income taxes                         (2,101)       426
   Exploratory dry hole costs                       (22)         3
   Working capital and other                     (5,560)    (9,413)

Net cash provided by operating activities        40,385     36,060

Investment activities:
   Capital expenditures                         (10,875)   (13,861)

Net cash used in investing activities           (10,875)   (13,861)

Financing activities:
   Repayment of debt                                  -    (36,400)
   Capital contributions (distributions)-net    (27,200)    13,900

Net cash used in financing activities           (27,200)   (22,500)

Increase (Decrease) in advances from joint
  venture partners                                1,451     (1,687)


Increase (Decrease) in cash and cash
  equivalents                                     3,761     (1,988)

Cash and cash equivalents
  at beginning of period                          3,421      8,284

Cash and cash equivalents at end of period     $  7,182   $  6,296

IPU distributions paid                         $ 10,456   $ 10,563

Interest paid                                  $      0   $    300

Income taxes paid                              $ 53,354   $ 47,996




See accompanying Notes to Condensed Consolidated Financial Statements.

                      UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               June 30, 1995
                                (Unaudited)


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

                      UNIMAR COMPANY AND SUBSIDIARIES

                               June 30, 1995
                                (Unaudited)


(4) The table below outlines the calculation of the Indonesian
    Participating Unit (IPU) participation payment for the second quarter of 1995.

                                                    1995
                                                 Second Quarter
                                             (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 47,678

       Oil and condensate receipts              8,234

       Other non-revenue cash receipts
          from Joint Venture                    1,411

                 Total positive cash flow      57,323

     Less negative cash flow:

       Expenditures to Joint Venture           12,911

       Indonesian income taxes                 24,477

                 Total negative cash flow      37,388

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 19,935

     Net cash flow for benefit of
       IPU holders*                          $  4,850

     Participation Payment per IPU*          $    .45



        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of June 30, 1995, there were 10,778,590 IPUs issued and outstanding.

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


Liquidity and Capital Resources

     Cash flow from operations for the six months ended June 30, 1995 amounted to $40 million (1994 six months, $36 million). For the first six months of 1995, capital expenditures to the Joint Venture were $11 million and distributions by the Company to its partners were $27 million (1994 six months, capital expenditures - $14 million and partners' contributions - $14 million). The Company's share of expenditures for the Joint Venture decreased in the first half of 1995 as compared to the same period in 1994 due primarily to planned reductions in exploration and development activities in the current year.

     The Company's share of the 1995 Indonesian Joint Venture expenditures is expected to be approximately $49 million, of which $29 million is anticipated for development expenditures. During the first six months of 1995, $28 million was called by the Joint Venture (1994 six months - $30 million).

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sale of crude oil and LPG. LNG and LPG are primarily sold under long term contracts whose prices are indexed by a basket of Indonesian crudes. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

Results of Operations

                       Quarter Ended June 30, 1995
                 Compared to Quarter Ended June 30, 1994

     Net earnings for the second quarter of 1995 were $11 million, or $2 million higher than 1994's second quarter earnings. The main contributing factor to this increase in earnings was higher revenues from gas sales as discussed below.


                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     For the second quarter of 1995, revenues were $53 million, an increase of $10 million over the 1994 corresponding quarter. These higher revenues were primarily the result of a 19 percent increase in the average price received for LNG and an 8 percent increase in the Company's average realized crude oil price. The LNG sales price during the second quarter of 1995 averaged $2.84 per million btus as compared to $2.38 for the 1994 second quarter, a 46 cent improvement. The Company's average realized crude oil price during the 1995's second quarter of $17.93 per barrel increased by $1.35 from the 1994 second quarter price of $16.58. The prices received by the Company for its products reflect the increase in worldwide crude oil prices which have occurred during the past twelve months.

     Gross LNG sales increased by 10 cargoes to 57 cargoes in the second quarter of 1995. The Joint Venture's share of the LNG sold increased to 94 trillion btus (or 31.8 net equivalent cargoes) from 78 trillion btus (or 26.6 net equivalent cargoes). This increase was seen across all Packages and also included the commencement in 1995 of sales under Package V's Korean medium term sales contract. Gross crude oil and condensate volumes of 4.6 million barrels for the second quarter of 1995 were consistent with last year's second quarter volumes. However, crude oil and condensate volumes net to the Company of 404 thousand barrels decreased by 254 thousand barrels, primarily due to a reduction in expenditures which are cost recoverable.

     Production costs of $6.5 million were about $1.5 million above last year's second quarter costs. Reasons for this increase included workover costs on development wells and higher operating expenses.

     Depletion, depreciation and amortization charges decreased $1 million due to the continued effect of the fourth quarter 1994 reserve additions offset in part by an 8 percent increase in second quarter oil and gas production over last year's second quarter.

     Income taxes in the second quarter of 1995 increased $8 million to $25 million. The increase in current tax expense during the 1995 second quarter results primarily from the increased LNG revenues discussed above. The effective tax rates for the 1995 and 1994 second quarters were 69 percent and 67 percent respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

                     UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


                     Six Months Ended June 30, 1995
               Compared to Six Months Ended June 30, 1994

     Net earnings for the first six months of 1995 were $25 million, or $7 million higher than 1994's six month earnings (before extraordinary item). The primary reason for the increase in earnings was due to higher gas revenues as discussed below.

     Revenues for the first six months of 1995 were $114 million, or $16 million higher than the 1994 corresponding revenues. Higher oil and gas realized sales prices and increased gas volumes were the main factors contributing to this favorable variance, offset in part by lower crude oil volumes net to the Company during the 1995 period. The average LNG sales price for the six month 1995 period was $2.76 per million btus, a 15 percent increase over the 1994 six month value of $2.40. The Company's realized crude oil sales price averaged $17.70 per barrel, a 9 percent increase over the 1994 six month value of $16.21.

     Gross LNG sales increased by 15 cargoes to 131 cargoes in the first half of 1995. The Joint Venture's share of LNG volumes in the first half of 1995 increased to 208 trillion btus (or 70.6 net equivalent cargoes) from 198 trillion btus (or 67.4 net equivalent cargoes) for the first six months of 1994. The majority of this increased volume came from the commencement in 1995 of sales under Package V's Korean medium term sales contract. However, the Joint Venture expects to deliver 134 net equivalent cargoes during 1995, which is fewer than the 138 that were delivered in 1994. Gross crude oil and condensate volumes for the first six months of 1995 were 9.1 million barrels, slightly above the comparative period in 1994. However, crude oil volumes net to the Company of 873 thousand barrels were lower than last year by about 20 percent, mainly due to lower expenditures which are cost recoverable. Also, oil final settlement recorded in 1995 was about $1 million less than the comparative figure recorded in 1994.

     Production costs for the first six months of 1995 amounted to $12 million, an increase of about $2 million over last year's comparative period. Higher operating expenses and workover costs accounted for this increase.

     Depletion, depreciation and amortization charges decreased $4 million due to the effect of the fourth quarter 1994 reserve

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


additions and consistent net oil and gas production; these factors contributed to a 34 cent per net equivalent barrel lower depletion charge in the first half of this year.

     Income taxes in the first half of 1995 increased $10 million to $53 million. The increase in current tax expense during the 1995 six month period results primarily from the increased LNG revenues discussed above. The effective tax rates for the 1995 and 1994 six months were 68 percent and 70 percent respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

     The extraordinary loss on redemption of debt in the first six months of 1994 was a $3 million loss on the early redemption of the Company's 8-1/4% convertible subordinated guaranteed debentures, due originally in December of 1995. These debentures were repaid on January 5, 1994 in the principal amount of $36.4 million.


                        PART II.  OTHER INFORMATION


Item 5. Other Information

        In July 1995, financing was completed in the amount of $969.5 million for the construction of Train G, a dock and other support facilities at the Bontang plant. (The Bontang plant is owned by Pertamina, the Indonesian national oil company, and operated on a cost-reimbursement basis by a corporation owned in part by the Indonesian Joint Venture.) The financing is provided from Japanese sources through an arrangement similar to that used in the financing of Train E and Train F, under which debt service is paid by a trustee and paying agent to lenders primarily from the proceeds of designated LNG Sales to the Chinese Petroleum Corporation, Korean Gas Corporation and a group of Japanese industrial and utility customers. The financing is non-recourse to the Joint Venture, the other production sharing contractors and Pertamina. Bontang plant processing fees, debt service with respect to plant financings, transportation (as required) and other costs are deducted from LNG sales proceeds, and the balance is then distributed to Pertamina, the Joint Venture and other production sharing contractors. Construction of Train G has commenced and is expected to be completed in late 1997. Repayment of debt outstanding under the financing is expected to begin in 1998.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (27)-1- Financial Data Schedule for the six months ended June 30, 1995.

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



DATE:  August 11, 1995