Form 10-Q
period 1995-09-30
UNIMAR CO
filed 1995-11-13
CIK 752290

UNIMAR COMPANY
                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Earnings
                 For the Three Months and Nine Months ended
                 September 30, 1995 and September 30, 1994 .1

               Condensed Consolidated Balance Sheets as of
                 September 30, 1995 and December 31, 1994. .2

               Condensed Consolidated Statements of
                 Cash Flows for the Nine Months ended
                 September 30, 1995 and September 30, 1994 .3

               Notes to Condensed Consolidated Financial
                 Statements as of September 30, 1995 . . . .4


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
                                            (Unaudited)

                                Three Months Ended          Nine Months Ended
                                  September 30,                September 30,
                                 1995      1994               1995      1994

Oil and gas production
  revenues                     $43,734   $51,941             $157,534  $149,809


Production costs                 5,884     4,922              18,130     14,768
Depletion, depreciation and
  amortization                   9,566    13,453              32,274     39,967
Exploration costs including
  dry holes                         29     2,537                  10      2,643


   Operating profit             28,255    31,029             107,120     92,431


General and administrative
  expenses                         409       343               1,064        942
Other income and expense          (112)      (47)               (333)      (127)

Earnings before income taxes    27,958    30,733             106,389     91,616

Income tax expense
   Current                      21,040    24,728              76,378     66,858
   Deferred                     (1,378)   (4,083)             (3,479)    (3,657)
                                19,662    20,645              72,899     63,201

Earnings before extraordinary
  item                           8,296    10,088              33,490     28,415

Extraordinary loss on redemption
  of debt                            -         -                   -      3,108

Net earnings                   $ 8,296   $10,088            $ 33,490   $ 25,307


See accompanying Notes to Condensed Consolidated Financial Statements.

                                  UNIMAR COMPANY AND SUBSIDIARIES

                               Condensed Consolidated Balance Sheets
                                       (Thousands of dollars)

                                          September 30,   December 31,
                                              1995            1994
                                           (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents              $   4,046       $   3,421
  Accounts and notes receivable              8,589           5,882
  Inventories                               12,063          12,467
  Other current assets                       5,921           2,682

     Total current assets                   30,619          24,452

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)           1,041,323       1,023,546
  Other                                      2,244           2,113

                                         1,043,567       1,025,659
  Less:  accumulated depreciation and
   depletion                               664,018         631,499
  Net property, plant and equipment        379,549         394,160

Other assets                                 3,862           3,567

                                         $ 414,030       $ 422,179


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                       $   2,278       $   2,620
  Advances from joint venture partners       1,493           1,629
  Accrued liabilities                       14,307          14,987
  Income taxes                              11,101          11,326
    Total current liabilities               29,179          30,562

Deferred income taxes                      159,487         162,966
Other liabilities                           12,225          10,403

Partners' capital                          293,139         298,248
  Less:  demand notes receivable            80,000          80,000
                                           213,139         218,248

                                         $ 414,030       $ 422,179


See accompanying Notes to Condensed Consolidated Financial Statements.
/TABLE

                                  UNIMAR COMPANY AND SUBSIDIARIES

                          Condensed Consolidated Statements of Cash Flows
                                       (Thousands of dollars)
                                            (Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                                 1995       1994

Net earnings                                   $ 33,490   $ 25,307
Adjustments to reconcile to net cash
 provided by operating activities:
    Loss on extraordinary item                        -     3,108
    Depletion, depreciation and amortization     32,519    40,265
    Deferred income taxes                        (3,479)   (3,657)
    Exploratory dry hole costs                      (22)    2,503
    Working capital and other                    (5,261)  (11,963)

Net cash provided by operating activities        57,247    55,563

Investment activities:
   Capital expenditures                         (17,886)  (21,459)

Net cash used in investing activities           (17,886)  (21,459)

Financing activities:
   Repayment of debt                                  -   (36,400)
   Capital (distributions)-net                  (38,600)     (100)

Net cash used in financing activities           (38,600)  (36,500)

(Decrease) in advances from joint
  venture partners                                 (136)   (1,704)


Increase (Decrease) in cash and cash equivalents    625    (4,100)

Cash and cash equivalents at beginning of period  3,421     8,284

Cash and cash equivalents at end of period     $  4,046  $  4,184

IPU distributions paid                         $ 15,306  $ 13,689

Interest paid                                  $      0  $      0

Income taxes paid                              $ 76,603  $ 70,941




See accompanying Notes to Condensed Consolidated Financial Statements.
/TABLE

                      UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                            September 30, 1995
                                (Unaudited)


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

(3) In March 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which set forth the criteria for impairment of plant, property and equipment and other long-lived assets. Adoption of the Statement is required for years beginning after December 15, 1995. The Company has determined that the pronouncement should have no material impact on the financial statements of the Company.


                      UNIMAR COMPANY AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements, Continued
                            September 30, 1995
                                (Unaudited)


(4) The table below outlines the calculation of the Indonesian
    Participating Unit (IPU) participation payment for the third quarter of 1995.

                                                1995
                                             Third Quarter
                                        (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 42,092

       Oil and condensate receipts              7,701

       Other non-revenue cash receipts
          from Joint Venture                    2,177

                 Total positive cash flow      51,970

     Less negative cash flow:

       Expenditures to Joint Venture           12,803

       Indonesian income taxes                 21,469

                 Total negative cash flow      34,272

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 17,698

     Net cash flow for benefit of
       IPU holders*                          $  4,311

     Participation Payment per IPU*          $    .40





        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of September 30, 1995, there were 10,778,590 IPUs issued and outstanding.

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the business section, consolidated financial statements notes, and management's discussion contained in the Company's 1994 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.


Liquidity and Capital Resources

     Cash flow from operations for the nine months ended September 30, 1995 was $57 million (1994 nine months, $56 million). Capital expenditures for the Joint Venture's operations were $18 million, or $4 million lower than the comparative 1994 period. The decrease in expenditures thus far in 1995 has been primarily due to planned reductions in exploration and development activities.
Distributions by the Company to its partners totaled $39 million (1994 nine months, $0.1 million). During 1994, $36 million was utilized to repay outstanding debt, thereby reducing partner distributions. Total distributions paid to the IPU unitholders during the nine months of 1995 totaled $15 million, or $1.42 per unit, as compared to $14 million, or $1.27 per unit, for the 1994 period.

     For the year 1995, the Company's share of Joint Venture expenditures is expected to approximate $49 million, of which $29 million is targeted towards development activities. During the nine months of 1995, $41 million was called by the Joint Venture (1994 nine months, $44 million).

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of liquefied natural gas
(LNG) and, to a lesser extent, the sale of crude oil and liquefied petroleum gas (LPG). LNG and LPG are primarily sold under long-term contracts whose prices are indexed by a basket of Indonesian crudes. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its LNG and crude oil. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices. In the event that cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through cash contributions by the partners.



                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Results of Operations

                    Quarter Ended September 30, 1995
              Compared to Quarter Ended September 30, 1994

     Net earnings for the third quarter of 1995 were $8 million, or $2 million lower than 1994's third quarter earnings. The decrease in earnings was primarily due to lower LNG sales volumes and prices.

     For the third quarter of 1995, revenues were $44 million, a decrease of $8 million from the 1994 corresponding quarter. These lower revenues were the result of a 6 percent decrease in the average price received for LNG and crude oil in addition to a 17 percent decrease in LNG sales volumes. The LNG sales price during the third quarter of 1995 averaged $2.55 per million btus (1994 third quarter, $2.70 per mmbtu). The Company's average realized crude oil price during the 1995 third quarter was $16.37 per barrel (1994 third quarter, $17.37 per barrel). The lower sales prices affected revenues adversely by about $3 million.

     Gross LNG sales decreased by 15 cargoes to 52 cargoes during the third quarter of 1995. On a net equivalent cargo basis, the Joint Venture sold 30.6 net equivalent cargoes (1994 third quarter,
37.0 net equivalent cargoes).   The lower LNG volumes impacted
revenues adversely by about $7 million. Gross crude oil and condensate volumes were 4.1 million barrels for the 1995 third quarter, or 7 percent lower than the corresponding 1994 quarter. Conversely, crude oil and condensate volumes net to the Company of 424 thousand barrels were 42 percent higher (1994 third quarter, 299 thousand barrels). The higher Company oil volumes affected revenues favorably by about $2 million.

     Production costs of $6 million were about $1 million above last year's third quarter costs due to higher operating expenses and workover costs on development wells. Depletion charges decreased $4 million because of lower third quarter net oil and gas production and the continued effect of the fourth quarter 1994 reserve additions.


                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     Income taxes in the third quarter of 1995 were $20 million. The decrease in current tax expense during the third quarter of 1995 was primarily from the decrease in LNG revenues. The effective tax rates for the 1995 and 1994 third quarters were 70 percent and 67 percent respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

                  Nine Months Ended September 30, 1995
            Compared to Nine Months Ended September 30, 1994

     Net earnings for the nine months of 1995 were $33 million, or $5 million higher than 1994's nine month earnings (before extraordinary item). The increase in earnings was primarily due to higher LNG revenues and lower non-cash charges.

     Revenues for the nine months of 1995 were $158 million, or $8 million above 1994's corresponding revenues. Higher LNG and oil realized sales prices were the main factors contributing to this favorable variance offset in part by lower LNG and oil sales volumes. The average LNG sales price for the nine month 1995 period was $2.70 per million btus, an 8 percent increase over the 1994 nine month price of $2.51. The Company's realized crude oil sales price averaged $17.26 per barrel, a 5 percent increase over the 1994 corresponding price of $16.46. The increase in sales prices impacted revenues favorably by about $16 million.

     Gross LNG sales were 183 cargoes in the nine months of 1995 and 1994. On a net equivalent cargo basis, the Joint Venture sold
101.2 net equivalent cargoes during the nine months of 1995 (1994 nine months, 104.4 net equivalent cargoes); the lower cargo figure in the current year reflected a greater percentage of cargoes sold under contracts in which the Company has lower equity interests. The 1995 results included the commencement of sales under Package V's Korean medium term sales contract. For the year 1995, the Joint Venture expects to deliver fewer net equivalent cargoes than the net equivalent cargoes delivered in 1994. Gross crude oil and condensate volumes for the nine months of 1995 were 13.3 million barrels, slightly below the comparative period in 1994. Crude oil sales volumes net to the Company of 1.3 million barrels were also lower than last year's volumes by about 6 percent, mainly due to lower expenditures which are cost recoverable. The decreased sales volumes affected revenues adversely by about $6 million. Other items, including IPU accruals and final settlement, impacted

                      UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


revenues adversely by about $2 million during the nine months of 1995 as compared to the same period in 1994.

     Production costs for the nine months of 1995 amounted to $18 million, an increase of $3 million over last year's comparative period. Higher operating expenses and workover costs accounted for the majority of this increase.

     Depletion charges decreased $8 million due to lower net oil and gas production and the effect of the fourth quarter 1994 reserve additions; these factors contributed to a 35 cent per net equivalent barrel lower depletion charge in the 1995 nine months as compared to the comparative 1994 period.

     Income taxes in the nine months of 1995 increased $10 million to $73 million. The increase in current tax expense during the 1995 nine month period resulted primarily from the increased revenues. The effective tax rate for both the 1995 and 1994 periods was 69 percent. This rate is the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

     The extraordinary loss on redemption of debt in 1994 was a $3 million loss on the early redemption of the Company's 8-1/4% convertible subordinated guaranteed debentures, due originally in December of 1995. These debentures were repaid on January 5, 1994 in the principal amount of $36.4 million.

PART II.  OTHER INFORMATION

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (27)-1- Financial Data Schedule for the nine months ended September 30, 1995.

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



DATE:  November 13, 1995