Form 10-K
period 1995-12-31
UNIMAR CO
filed 1996-03-20
CIK 752290

PART I
Item 1.  Business

General

     Unimar Company (the Company) was organized as a general partnership in 1984 under the Texas Uniform Partnership Act. The partners are LASMO (Ustar), Inc. (Ustar), a Delaware corporation and an indirect, wholly owned subsidiary of LASMO plc (LASMO), a public limited company organized under the laws of England, and Unistar, Inc. (Unistar), a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc. (UTPH), a publicly-traded Delaware corporation.

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

     Effective April 1, 1996, the principal executive offices of the Company will move to 1221 McKinney, Suite 700, Houston, Texas 77010-2015 and its telephone number will be (713) 754-6650. A Management Board consisting of six members, three appointed by each partner, exercises management, budgeting and financial control of the Company. As of December 31, 1995, VICO, in its capacity as the Joint Venture operator, had approximately 2,000 employees in the United States and Indonesia. The Company presently does not have any other employees. All aspects of the Company's business that are not associated with the management of the Joint Venture, such as operations, legal, accounting, tax and other management functions, are supplied either by VICO or employees of the partners in accordance with management agreements.

     The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons, and the demand for petroleum products. Furthermore, the Company's business could be materially affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment, and international economic and political developments including actions of members of the Organization of Petroleum Exporting Countries (OPEC). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                INDONESIAN PARTICIPATING UNITS' PRICE RANGE

         First Qtr.     Second Qtr.    Third Qtr.     Fourth Qtr.

1995
High        9-5/8         10              9-5/8         5-1/4
Low         9              9-1/16         4-7/8         3-5/8

1994
High        9-1/2         10             10            10
Low         8-3/8          8-1/2          9-1/8         9

Source of prices:  American Stock Exchange

    (b) Holders. As of February 14, 1996, 10,778,590 IPUs were outstanding and held by approximately 3,650 holders of record.

    (c)   Payments per Indonesian Participating Unit.


Period                            Payment Date           Payment

First Quarter  - 1994             May 31, 1994             0.60
Second Quarter - 1994             August 29, 1994          0.29
Third Quarter  - 1994             November 29, 1994        0.45
Fourth Quarter - 1994             March 1, 1995            0.49
First Quarter  - 1995             May 30, 1995             0.48
Second Quarter - 1995             August 29, 1995          0.45
Third Quarter  - 1995             November 29, 1995        0.40
Fourth Quarter - 1995             February 29, 1996        0.43

Each IPU entitles the holder thereof to receive a payment (Participation Payment) until September 25, 1999, at which time the IPUs will expire with no residual value. The Participation Payment for any quarterly period is equal to the product of (i) a fraction, the numerator of which is 1 and the denominator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, multiplied by (ii) the amount by which cumulative Net Cash Flow (as defined below) through the end of such quarterly period exceeds the aggregate amount of all preceding Participation Payments in respect of all IPUs. If Net Cash Flow is zero or negative for any quarterly period, no Participation Payment for that quarter will be made.

    The amount of Net Cash Flow for any quarterly period is equal to the product of:

    (i) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by

    (ii)  32 percent of

          (a) all cash actually received in the United States by INTERNATIONAL and VICO (for purposes hereof, the Special Subsidiaries) during such quarterly period from their aggregate 23.125 percent interest in the Joint Venture (or actually received by them outside the United States if they voluntarily elect not to repatriate such cash) minus

          (b) an amount equal to the sum of the aggregate amount of all accruals or expenditures made by the Special Subsidiaries during such quarterly period as a result of their interest in the Joint Venture, foreign or domestic taxes paid by the Special Subsidiaries, any award, judgment or settlement and related legal fees incurred by the Special Subsidiaries, certain operating expenses incurred by the Special Subsidiaries, and the amortization of capitalized advances made by the Special Subsidiaries for certain major capital expenditures, together with interest thereon.

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

    The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to Pertamina. The split after August 7, 1998 will be 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina for gas sales under the 1973 LNG Sales Contract, the 1981 LNG Sales Contract and extension, Korean carryover quantities and the seven 1986 liquefied petroleum gas (LPG) Sales Contracts to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields. For the gas used to fulfill the eleven-year extension (2000 - 2010) to the 1973 LNG Sales Contract that is supplied from the Badak or Nilam fields, 41.655 percent of such gas shall be split 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina with the remaining gas supplying this extension to be split 30 percent to the Joint Venture after Indonesian income taxes and 70 percent to Pertamina. All other LNG sales contract revenues after August 7, 1998 will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to Pertamina.

      Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018 will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to Pertamina. These revenue splits are based on Indonesian income tax rates of 56 percent through August 7, 1998 and 48 percent thereafter.

    In addition, the Joint Venture is required to sell 8.5 percent (7.2 percent after August 7, 1998) of the total oil and condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP). The participants' remaining oil and condensate production is generally sold in world markets.

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

                       Exploration and Development

    From inception in 1972 up to and including December 31, 1995, the following wells were drilled in the East Kalimantan Contract
Area:

                           Total    Completed
    Field                  Wells    Productive    Dry   Suspended
   Location               Drilled     Wells      Holes    Wells

    Badak                   188        178         7        3
    Nilam                   167        167         -        -
    Semberah                 59         53         4        2
    Mutiara                  59         51         7        1
    Pamaguan                 32         26         6        -
    Wailawi                   6          6         -        -
    Other                    46          6        31        9

    Totals                  557        487        55       15

    There are four significant fields in the East Kalimantan Contract Area, namely, Badak, Nilam, Semberah, and Mutiara. The Badak field is in the northeast portion of the East Kalimantan Contract Area, and the Nilam field is located immediately south of the Badak field. Total Indonesie and Indonesia Petroleum, Ltd. (the Total Group), who are not parties to the Joint Venture but have interests in the Nilam and Badak fields, are parties to unitization agreements with the Joint Venture in both fields. All gas and condensate from the Badak and Nilam fields and all oil from the Nilam field, as well as all allowable costs incurred in connection therewith, are deemed attributable to the Joint Venture and the Total Group in the ratio of their respective participating interests under the Badak and Nilam unitization agreements. VICO acts as operator for the Joint Venture and the Total Group in both fields. The Joint Venture has a full interest in the Semberah and Mutiara fields, and VICO acts as operator for these fields as well. See "Business - The Joint Venture." The Joint Venture is also producing from other fields in the East Kalimantan Contract Area including Pamaguan, and Wailawi.

    The tables below summarize completed exploratory and development drilling from 1993 through 1995 for the East Kalimantan Contract Area.

                           EXPLORATORY DRILLING

                    Wells                      Dry
         Year      Drilled     Discoveries    Holes

         1993         3             -           3
         1994         2             1           1
         1995         -             -           -

         Totals       5             1           4

                  DEVELOPMENT OR FIELD EXTENSION DRILLING

                              Completed
            Wells     For      For    For Dual       Dry
 Year      Drilled    Gas      Oil    Oil & Gas     Holes

 1993        31       25        1         3            2
 1994        20       10        1         8            1
 1995        16        7        2         7            -

 Totals      67       42        4        18            3

    Of 487 completed productive wells in the East Kalimantan
Contract Area, approximately 282 contain more than one completion in the same bore hole.

    Two wells were in progress as of December 31, 1995. These include wells that were drilled but not completed at the end of 1995. None of the suspended or "in-progress" wells are included in the tables above.

    The Company's share of the costs of the above wells ranged from 18.53 percent to 23.125 percent.

LNG Sales

    The following table sets forth total gas liquefied and sold as LNG, the Company's net share of such production (calculated on a million cubic feet equivalency basis as described in Note (a) below), average sales prices (excluding transportation costs) and production (lifting) costs of such production for the years 1993 through 1995.

                                  Years ended December 31,
                              1995           1994         1993

Gross LNG Sales(MMCF) (a)    636,339       646,902       561,305

Company's Share of LNG
 Sales (MMCF)                 80,734        84,497       77,057

Average Sales Price
 per MCF (b)                   $2.96         $2.79        $3.12

Average Production (Lifting)
 Cost per MCF                  $0.20         $0.18        $0.18

(a) Represents the volumes of LNG delivered and sold to purchasers which is measured by its British Thermal Unit (BTU) content and, for purposes of this table, has been converted to MMCF equivalents based on a ratio of approximately 1.107 billion BTUs per MMCF of gas. The Gas Production for LNG includes production attributable to UNOCAL Indonesia Company, the Total Group and Pertamina. The term "MMCF" refers to 1,000,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

(b) The sales price is based on the average sales price (excluding transportation) per MMBTU of LNG received by Pertamina. The term "MMBTU" refers to 1,000,000 British Thermal Units. The sales price per MMBTU has been converted to a price per MCF based on the conversion ratio referred to in note (a) above. The term "MCF" refers to 1,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

         The Company's production costs are small in relation to its revenues because the Joint Venture's revenues under the LNG contracts are net of costs associated with transporting and converting the gas to LNG and shipping the LNG to the purchasers.
Costs incurred to operate and maintain wells and related equipment and field facilities are considered to be production costs.

         During 1995, the Company's share of the Joint Venture's expenditures was approximately $48 million, including $26 million of development expenditures. In 1996, the Company's share of the Joint Venture's expenditures is expected to total $46 million, including $3 million of exploration expenditures and $23 million of development expenditures. The 1996 budgeted expenditures primarily reflect continued development drilling required to maintain adequate gas deliverability and to maximize cash flow.

Reserves

         The Company files no reports which include estimates of oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

         The estimated proved reserves of gas and of oil and condensate as of December 31, 1992, 1993, 1994 and 1995 attributable to the Joint Venture's interest in the PSC in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ustar. Gross proved field reserves are as follows:

                              Crude Oil and
                                Condensate               Gas
   Total Proved Reserves     (000's barrels)         (Dry MMCFs)

Dec. 31, 1992                     146,055             7,436,171
Dec. 31, 1993                     203,068             7,187,995
Dec. 31, 1994                     224,995             7,149,560
Dec. 31, 1995                     196,892             6,636,127*

    * equivalent to approximately 6,465 trillion BTUs.

    The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves but rather has the right to receive production and revenues from the sale of oil, condensate, gas, LNG and LPG in accordance with the PSC and other agreements. LNG Plant

    Gas produced from the Joint Venture's interest in the PSC reserves is liquefied at the LNG Plant, which is owned by Pertamina and operated on a cost-reimbursement basis by a corporation in which the Joint Venture owns a 20 percent interest. The LNG Plant currently consists of six processing units (trains) having a combined input capacity of approximately 2.5 billion cubic feet of gas per operating day and a peak production capacity of approximately 639,000 barrels or 101,500 cubic meters of LNG and 28,000 barrels of condensate per day. The five storage tanks at the LNG Plant have a total capacity of 3.2 million barrels of LNG. Gas is supplied to the plant through three pipelines (two 36 inch and one 42 inch) which are connected to the central gas facilities at the Badak field, 35 miles south of the LNG Plant. The six train plant is one of the largest LNG processing facilities in the world and has the capacity to deliver 275 cargoes per year. Since the first shipment in 1977, the LNG Plant has delivered 2,506 cargoes.

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

    A fifth processing train (Train E) was completed in 1989 and supplies LNG required for the Taiwan LNG Sales Contract with the Chinese Petroleum Corporation (CPC), the state petroleum enterprise of the Republic of China (Taiwan). Project financing was arranged through a trustee borrowing with a consortium of Japanese banks and is supported by revenues from such sales contract, as well as in certain limited circumstances by portions of other revenue streams. The financing contains two tranches, with tranche A totalling $176.4 million at a fixed interest rate of 11.5 percent, and tranche B totalling $117.6 million at a floating interest rate initially of LIBOR plus 1 percent; at December 31, 1995 the floating interest rate was 7.0625 percent. The financing is repayable in graduated quarterly payments over ten years that began in the fourth quarter of 1990.

    The sixth processing train (Train F) was completed in November 1993 and supplies the LNG required for the LNG sales contract with Osaka Gas, Tokyo Gas and Toho Gas for the sale of 2,020 trillion BTUs over a twenty-year period which commenced in 1994. In August 1991, Pertamina and an international consortium of commercial banks completed project financing of $750 million of which $699 million was required to fund the construction of Train F and related support facilities at an interest rate of LIBOR plus 1.25 percent; at December 31, 1995 the floating interest rate was 7.1875 percent. Financial support for the financing is limited to revenues from such sales contract. The financing is repayable over ten years in graduated quarterly payments which commenced in December 1994.

    As a result of the production performance of Train E, Pertamina made modifications to Trains A through D known as "debottlenecking." Trains C and D were modified in 1992 during regularly scheduled maintenance shutdowns. Likewise, Trains A and B were modified in 1993 during regularly scheduled maintenance shutdowns. Capacity tests on all four trains exceeded design rates such that Trains A through D are each now capable of LNG production rates comparable to Train F, an increase of 14 percent, or 22 cargoes per year in total. The total cost of the Trains A through D debottlenecking project amounted to $79 million. These costs were funded through Package IV revenues. (See description of Package IV beginning on page 13).

    A seventh processing train (Train G) is being constructed at the LNG plant to produce the LNG required for Package V LNG sales contracts such as the 1973 Sales Contract Extension, the Korean Medium Term Sales Contract and the Taiwan Medium Term Sales Contract. Completion of Train G is expected in late 1997. In July of 1995, Pertamina completed project financing through Japanese sources for Train G, a third LNG/LPG dock, an additional LPG storage tank and other support facilities at the LNG Plant at a floating interest rate based on LIBOR. Project financing of up to $969.5 million has been arranged, of which $125.0 million was drawn down as at December 31, 1995. The financing is repayable over ten years in graduated quarterly payments commencing in the fourth quarter of 1998. At December 31, 1995, the overall progress of the Train G project engineering, procurement and construction was 26.8 percent.

    Pertamina, the Joint Venture and other production sharing contractors are awaiting Indonesian government approval for the financing and construction of an eighth train (Train H), which could come on stream early in 2000, to primarily support the quantities of LNG required by the new Badak V Sales Contract and Badak VI Sales Contract.

LPG and Marine Facilities

    The LPG processing facilities at the LNG Plant were constructed concurrently with the fifth processing train. The LPG facilities were completed in 1988, at a cost of approximately $158 million. Financing was made available to Pertamina through a consortium of Japanese banks. A significant portion of the LPG sales proceeds is dedicated to the financing, which is repayable through 1999.

    A second dock facility at the LNG Plant is used for both LNG and LPG deliveries. The portion of the second dock costs attributable to the LPG trade was financed through the same consortium of Japanese banks that financed the LPG processing facilities at the LNG Plant. Financing for the LNG portion of the second dock was provided by a trustee borrowing from Japanese banks. Final payment on this financing arrangement was made in the second quarter of 1995.

    Included in the scope of the Train G project is a third dock to be used for both LNG and LPG deliveries, as well as an additional LPG storage tank.

    The table below sets forth information regarding the status of the major project financings incurred or arranged by Pertamina to construct the LNG Plant:


                 Original
                Principal/   Balance at   Final      Primary
                 Payment    December 31, Payment    Source of
 Financing        Amount        1995       Date     Repayment
                 (000's)       (000's)

Trains A & B
 and 1st
 Loading Dock    $771,500   $      -          -        1973 LNG Sales
                                                        Contract

Trains C & D      995,800          -          -        1981 LNG Sales
                                                        Contract

Train E           294,000    160,230       2000        Taiwan LNG Sales
                                                        Contract
Train F and
 Support
 Facilities       699,000    635,877       2004        Train F LNG
                                                        Sales Contract

Train G and
  Support
  Facilities      969,500    125,000 (a)   2008        Package V Sales
                                                        Contracts (b)

2nd Loading Dock
 & Train E
 Support
 Facilities       135,000          -          -        1973 LNG Sales
                                                        Contract

LPG Facilities    157,700     56,693       1999        LPG Sales
                                                        Contract


(a) Amount borrowed as of December 31, 1995.

(b) Repayment is scheduled to begin in 1998 principally from the proceeds of the Korea and Taiwan Medium Term Sales Contracts and, starting in 2000, from the proceeds of the 1973 Sales
    Contract Extension.

Marketing and Distribution of LNG

    Certain information regarding deliveries of LNG from the LNG
Plant is set forth below:

                                   BTUs        Average
               Number of LNG   in Trillions   Price Per
              Tanker Liftings  (Approximate)    MMBTU

      1993           216            621         $2.82
      1994           247            716         $2.52
      1995           240            704         $2.67

    As a result of variations in LNG tanker capacity among the various sales contracts, the measure of a net equivalent cargo has been established. One net equivalent cargo equates to the quantity of LNG delivered for the Joint Venture's interest in a 1973 Sales Contract shipment, or approximately 2,942 BBTUs.

    The Joint Venture and other gas producers in Indonesia have the opportunity to participate in each sales package. The Joint
Venture's equity interest in a sales package is based on its share of gas reserves available for commitment to the package.

    The Joint Venture's allocation in the LNG sales contracts has declined over time since the initial 1973 Sales Contract, when the Joint Venture was virtually the only supplier to the LNG Plant, to the present when there are two other major production sharing contractors supplying gas to the LNG Plant and sharing in the allocation of volumes. Absent the discovery of significant additional gas reserves in the Joint Venture's PSC, the Joint Venture's participation in future sales packages will continue to decline.

  The following table sets forth information regarding the LNG
Plant share of the LNG Sales Contracts grouped together by the Joint Venture's participating percentages in the sales contracts
(each such group being referred to as a "package"):

                        LNG Sales    1995    Remaining          Base LNG Price
                         Volumes    Cargoes   Cargoes            Per MMBTU (a)
Package and Equity        TBTUs    Gross/Net Gross/Net         12/31/95 2/12/95
  Interest                            (b)       (b)

Package I - 97.9%
1973 Sales Contract
Term:  1977 - 1999         267      61/59       93/89         $2.88     $3.03

Package II - 66.4%
1981 Sales Contract
Term:  1983 -2003        1,238      58/38      425/279        $2.87     $3.02

Package IIIA - 50.0%
Korean Carryover Sales
  Contract
Term:  1986 - 2006         158       5/2        55/27         $2.88     $3.03

Package IIIB - 29.6%
Taiwan Sales Contract
Term:  1990 - 2009       1,246      31/10      399/126        $2.83     $2.98

Toho Sales Contract
Term: 1988 - 1997           12       2/-         4/1          $2.88     $3.03

Additional 1981 Sales
 Contract cargoes
Term:  1990 - 2003         131       6/2        45/13         $2.87     $3.02

Package IV - 27.2%
Train F Sales Contract
Term:  1994 - 2013       2,151      38/10      731/199        $2.71     $2.85

Korea II Sales Contract
Term:  1994 - 2014         980      13/4       333/91         $2.73     $2.88

1973 Sales Contract Ext.
Term:  1997 - 1999         447         -       156/41             -         -

Medium City Gas Company
 Sales Contract
Term:  1996 - 2015         179         -       454/17             -         -

Other Sales Contracts
Terms: 1990 - 1999          28      13/3        12/3          $2.73     $2.88

Package V - 21.6% (c)
1973 Sales Contract Ext.
Term:  2000 - 2009       4,368         -     1,522/320            -         -

Korea Medium Term Sales
 Contract
Term:  1995 - 1999         277      13/3        95/20         $2.87     $3.02

Taiwan Medium Term Sales
 Contract
Term:  1998 - 1999          46         -        16/4              -         -

Package VI (d)
1981 Sales Contract Ext.
Term:  2003 - 2008         942         -       325/(d)            -         -

Badak V Sales Contract
Term:  1998 - 2017       1,062         -       360/(d)            -         -

Badak VI Sales Contract
Term:  1998 - 2017       1,756         -       572/(d)            -         -

Package VII (e)
1973 Sales Contract Ext.
Term:  2010 - 2010         436         -       152/(e)            -         -

1981 Sales Contract Ext.
Term: 2009 - 2011          565         -       195 (e)            -         -
/TABLE

(a) Excludes transportation costs, where applicable.

(b) The gross cargoes represent the LNG Plant's deliveries; the net equivalent cargoes represent the Joint Venture's equity based on an average of 2,942 BBTUs per cargo.

(c) Pertamina and the East Kalimantan producers reached final agreement on Package V revenue sharing percentages in June of 1995. The Joint Venture's interest is 21.6 percent.

(d) The Joint Venture's participation percentage in Package VI sales, which will be based upon reserves certified as of April 1995, has not yet been determined and is expected in 1996.
    The Joint Venture's percentage in Package VI sales is expected to be less than the Package V percentage.

(e) The Package VII participation percentage for the Joint Venture is not expected to be determined until 1999. Absent the discovery of significant additional gas reserves, the Joint Venture's percentage in Package VII sales is expected to be less than the Package V rate.

    LNG is primarily sold under five long-term sales contracts between Pertamina and buyers in Japan, Taiwan and Korea. These contracts are the 1973 Sales Contract, the 1981 Sales Contract, the Taiwan Sales Contract, the Train F Sales Contract and the Korea II Sales Contract. The gas processed by the LNG Plant is supplied from the Joint Venture's contract area as well as other fields in which the Joint Venture has no interest.

    LNG sales contracts and amendments thereto are executed between Pertamina and the buyers for the sale and delivery of a fixed quantity of BTUs of LNG at a price that reflects an LNG element derived from a basket of Indonesian crude oil prices that is recalculated monthly. A transportation charge is added to the LNG element under all contracts except for the 1981 Sales Contract and Extension, the Train F Sales Contract, the Korea II Sales Contract and the Badak V Sales Contract, where the buyers bear the risk of loss and the transportation costs. In those instances where the seller bears the risk of loss during shipment, the cargoes are insured.

    The LNG to be delivered under the sales contracts is supplied from the LNG Plant and from a separate facility at Arun in Sumatra (Arun Plant). The Joint Venture does not supply gas to the Arun Plant or have any interest in revenues from the sale of its product. The allocation of contract quantities between the LNG Plant and the Arun Plant is determined by Pertamina. All deliveries under the 1981 Sales Contract and Extension, the Taiwan Sales Contract, the Train F Sales Contract, the 1973 Sales Contract Extension, the Badak V Sales Contract and the Badak VI Sales Contract are or will be exclusively supplied by the LNG Plant.

    In January of 1995, deliveries began under the Korea Medium Term Sales Contract with Korea Gas Corporation for the sale of 315 trillion BTUs (108 cargoes) over a five-year period ending in 1999. The Joint Venture's participation percentage for this contract was finalized at 21.6 percent in June of 1995 after agreement with Pertamina and the East Kalimantan producers.

    In August of 1995, Pertamina executed agreements to extend the 1973 and 1981 Sales Contracts. The 1973 Sales Contract Extension involves the sale of 4,804 trillion BTUs (1,674 cargoes) over an eleven-year period commencing January 1, 2000. The 1981 Sales Contract Extension involves the sale of 1,507 trillion BTUs (520 cargoes) over an eight-year period commencing April 1, 2003. The Joint Venture's participation percentage in deliveries for the first ten years under the 1973 Sales Contract Extension was finalized at 21.6 percent in June of 1995 after agreement with Pertamina and the East Kalimantan producers; the eleventh year of the 1973 Sales Contract Extension will be at a Package VII Joint Venture participation percentage which has not yet been determined but is expected to be less than the Package V rate. The Joint Venture's participation percentage for the 1981 Sales Contract Extension, which is comprised of five years under Package VI and three years under Package VII, has not yet been determined; however, it is anticipated that the Package VI and Package VII percentages will be less than the Package V rate of 21.6 percent.

    Also executed in August of 1995 was the Badak V Sales Contract between Pertamina and Korea Gas Corporation for the sale of 1062 trillion BTUs (360 cargoes) over a twenty-year period commencing in 1998. The Joint Venture's participation percentage for the first two years of the Badak V Sales Contract will be at the Package V rate of 21.6 percent. The remaining years of this contract, from 2000 to 2017, will be at a Package VI participation percentage which has not yet been determined but is expected to be less than the Package V rate.

    In October of 1995, Pertamina executed an agreement with Chinese Petroleum Corporation, under the Badak VI Sales Contract, for the sale of 1,756 trillion BTUs (572 cargoes) over a twenty-year period commencing in 1998. The Joint Venture's participation percentage for the first two years of the Badak VI Sales Contract will be at the Package V rate of 21.6 percent. The remaining years of this contract, from 2000 to 2017, will be at a Package VI participation percentage which has not yet been established but is expected to be less than the Package V rate.

    The Badak V Sales Contract and the Badak VI Sales Contract, both shown under Package VI, are contingent upon Pertamina obtaining Indonesian government approval for the financing and construction of an eighth train (Train H).

    During the years ended 1995 and 1994, sales to Osaka Gas Co., Ltd., The Kansai Electric Power Co., Inc., and The Chubu Electric
Power Co., Inc. each individually accounted for more than 10 percent of the Company's total revenues.

    Other Gas Sales - The Joint Venture is obligated until 2008 to supply approximately 74 MMCF of gas per day to three local fertilizer plants at a price of $1.00 per MMBTU subject to a pipeline tariff. In addition, the Joint Venture is required to supply approximately 5 MMCF per day of gas to the Balikpapan refinery at a price of $1.49 per MMBTU. In 1994, Pertamina executed a twenty-year contract, commencing in February of 1998, for the sale of approximately 70 MMCF per day of gas to be supplied by the Joint Venture to a local methanol plant at a price not less than $1.25 per MMBTU for the first ten years.

Marketing and Distribution of LPG

    Pertamina has individual contracts with seven Japanese utility companies for the sale and delivery of LPG through the year 1998. The LPG facility at the LNG Plant supplies approximately 800,000 metric tons per year under these contracts. In 1995, 17 cargoes, totaling 720,000 metric tons of LPG were shipped from the LNG Plant to Japan at an average invoice price of $194.22 per metric ton.
The Joint Venture was allocated a Package IIIB sharing percentage for revenues from the first 350,000 metric tons sold, a Package IV sharing percentage for revenues from the next 26,000 metric tons sold, and a Package V sharing percentage for revenues from the remaining 344,000 metric tons sold during 1995, after deducting LPG-related operating costs and debt service.

Marketing of Oil and Condensate

    Each party to the Joint Venture and Pertamina are entitled to take their respective shares of oil and condensate in kind and to market such shares separately. The Company, through affiliates of Ustar and Unistar, markets its share of oil and condensate f.o.b. Santan Terminal, in East Kalimantan, independently of Pertamina and the other Joint Venture participants. The Santan Terminal (operated by UNOCAL Indonesia Ltd.) is used for storing and loading oil produced by the Joint Venture.

    Prior to July 1, 1993, the price for export sales of crude and condensate reflected world market conditions at the time of sale. Since that date, the Company's share of the Joint Venture's oil and condensate, except for that sold to Pertamina for Indonesian domestic consumption, has been sold at the applicable ICP for the grade of oil exported.

    Effective August 1, 1994, the Company has marketed for export two segregated streams of crude oil, Badak Crude and Bontang Mix. In 1995, approximately 78% of the Company's export sales were Bontang Mix, the balance of approximately 22% being Badak. These crudes have individual ICPs. Since the inception of segregated marketing in 1994, the ICPs have more closely mirrored world market crude oil prices for each grade of crude oil sold.

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

    Substantially all of the oil and condensate currently being produced by the Joint Venture from the PSC area is being produced from the Badak, Nilam, Mutiara and Semberah fields. The Company's average sales prices and production (lifting) costs for 1993 through 1995 are:

                                    Years ended December 31,

                               1995          1994          1993

Total Oil & Condensate
 Sales (barrels) (a)       21,739,437   22,635,461   20,905,232

Company's Oil & Condensate
 Sales (barrels)            1,710,547    1,778,966    1,806,181

Company's Average Sales
 Price (per barrel) (b)        $17.18       $16.46       $18.31

Average Production (Lifting)
  Cost (per barrel)             $1.21        $1.05        $1.11

(a) Includes production attributable to other contractors' share of unitized operations in the Badak and Nilam fields. See
    "Exploration and Development".

(b) Excludes domestic consumption sales. Also excluded are marketing losses incurred on the sale of the Company's share of oil for the first six months of 1993, which amounted to $0.32 per barrel. Effective July 1, 1993, the Company is no longer exposed to marketing fluctuations incurred on the sale of its share of oil and condensate.

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

    All of the Company's oil and gas activities are subject to the risks normally incident to exploration for and production of oil and gas, including blowouts, cratering, spills and fires, each of which could result in damage to life and property. Production from the LNG Plant, which is the source of most of the Company's revenues, is subject to the risks associated with maintaining and operating a complex, technologically intensive processing plant, including the risks of equipment failures, fire and explosion. To the extent that the seller of the LNG produced by the LNG Plant bears the risk of loss of cargoes, the seller is subject to the usual risks of maritime transportation, including adverse incidents arising from loading and unloading cargoes. In accordance with customary industry practices, the Company carries insurance against some, but not all, of these risks. Losses and liabilities arising from such events would reduce revenues and increase costs of the Company to the extent not covered by insurance.

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

                          1995    1994     1993   1992    1991
                                  (millions of dollars)

Operating revenues        $202    $198     $201   $206    $208

Earnings from
 continuing operations      40      36       30     24      18

Net earnings                40      33       30     24      18

Total assets               407     422      449    472     500

Debt and security subject
  to mandatory redemption    -       -       33     32      31

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash flow from operations amounted to $80.4 million in 1995, as compared to $85.6 million in 1994. The decrease resulted primarily from lower volumes partially offset by increased prices. Capital expenditures of $26.3 million were primarily spent on continued development drilling in the Badak, Nilam, Mutiara and Semberah fields as was the case in 1994. Net distributions in 1995 to the partners from the Company were $53.8 million (1994, $18.1 million). The increase in distributions was primarily attributable to the 1994 redemption of $36.4 million of debt as discussed below.

    On January 5, 1994, the Company redeemed its 8-1/4 percent convertible subordinated guaranteed debentures, originally due in 1995, in the amount of $36.4 million at a loss of $3.1 million. The redemption was funded through contributions from the partners of the Company.

    During 1994, the Company paid the Internal Revenue Service
$4.0 million to settle its 1984 windfall profit tax dispute.  The
Company had fully reserved for this liability. The Company continues to maintain a reserve and accrue interest for the potential exposure in a royalty dispute. At December 31, 1995, the reserve totaled $4.2 million.

    The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sale of crude oil. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in 1996 and future years for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in sales prices.

    LNG sales are made under five principal long-term contracts and several short- and medium-term contracts with Japanese, South Korean and Taiwanese industrial and utility companies. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. During 1995, 131 net equivalent cargoes were shipped, of which 121 were under these long-term contracts (1994, 138 and 124 respectively). In 1996, the Company anticipates shipping approximately 142 net equivalent cargoes.

    In January of 1995, deliveries began under the Korea Medium Term Sales Contract with Korea Gas Corporation for the sale of 315 trillion BTUs or 108 LNG cargoes over a five-year period ending in 1999. The Joint Venture's revenue sharing percentage for this contract (included in Package V) was finalized at 21.6 percent in June of 1995 after agreement with Pertamina and the East Kalimantan producers.

    In August of 1995, Pertamina executed agreements to extend the 1973 and 1981 Sales Contracts. The 1973 Sales Contract Extension involves the sale of 4,804 trillion BTUs (1,674 cargoes) over an eleven-year period commencing January 1, 2000. The 1981 Sales Contract Extension involves the sale of 1,507 trillion BTUs (520 cargoes) over an eight-year period commencing April 1, 2003. The Joint Venture's participation percentage in deliveries for the first ten years under the 1973 Sales Contract Extension was finalized at 21.6 percent in June of 1995 after agreement with Pertamina and the East Kalimantan producers; the eleventh year of the 1973 Sales Contract Extension will be at a Package VII Joint Venture participation percentage which has not yet been determined but is expected to be less than the Package V rate. The Joint Venture's participation percentage for the 1981 Sales Contract Extension, which is comprised of five years under Package VI and three years under Package VII, has not yet been determined; however, it is anticipated that the Package VI and Package VII percentages will be less than the Package V rate.

     Also executed in August of 1995 was the Badak V LNG Sales Contract between Pertamina and Korea Gas Corporation for the sale of 1,062 trillion BTUs or 360 LNG cargoes over a twenty-year period commencing in 1998. The LNG plant will supply all volumes delivered under this contract. The Joint Venture's participation percentage for the first two years of the Badak V LNG Sales Contract will be at the Package V rate of 21.6 percent. The remaining years of this contract, from 2000 to 2017, will be at a Package VI participation percentage which has not yet been established but is expected to be less than the Package V rate.

    In October of 1995, Pertamina executed an agreement with Chinese Petroleum Corporation, under the Badak VI LNG Sales Contract, for the sale of 1,756 trillion BTUs or 572 LNG cargoes over a twenty-year period commencing in 1998. All volumes delivered under the contract will be supplied by the LNG plant. The Joint Venture's participation percentage for the first two years of the Badak VI LNG Sales Contract will be at the Package V rate of 21.6 percent. The remaining years of this contract, from 2000 to 2017, will be at a Package VI participation percentage which has not yet been established but is expected to be less than the Package V rate.

    A seventh processing train (Train G) is being constructed at the LNG plant to produce the LNG required for the LNG sales contracts in Package V. In July of 1995, Pertamina and an international consortium of commercial banks completed project financing for Train G, a third LNG/LPG dock, an additional LPG storage tank and other support facilities at the LNG Plant.
Project financing was for the amount of $969.5 million, of which $125.0 million was drawn down as of December 31, 1995. The financing is repayable over ten years in graduated quarterly payments commencing in the fourth quarter of 1998. At December 31, 1995, the overall progress of the Train G project engineering, procurement and construction was 26.8 percent.

    Capital expenditures of the Joint Venture relate to the exploration and development of the oil and gas fields. In 1996, the Company's share of the Joint Venture expenditures is expected to total $46 million, including $3 million of exploration expenditures and $23 million of development expenditures. The 1996 budgeted expenditures primarily reflect continued development drilling required to maintain gas deliverability and to maximize cash flow.

    The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, the Company's business could be profoundly affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment and international economic and political developments including actions of members of OPEC.

    The Company's revenues are predominately based on the market price of crude oil, which is denominated in U. S. dollars. Certain operating costs, taxes and capital costs represent commitments settled in foreign currency. Currency exchange rate fluctuations on transactions in currencies other than U. S. dollars are recognized as adjustments to the U. S. dollar cost of the transaction.

    The Company is unaware of any unrecorded environmental claims as at December 31, 1995 which would have a material impact upon the Company's financial condition or operations.

    The discussion of the Company's business and operations in this report includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities Exchange Commission.

Results of Operations

1995 Compared to 1994

    Net earnings for the year ended December 31, 1995 were $40.1 million as compared to $33.1 million for the year ended December 31, 1994. Included in the 1994 results was an extraordinary loss of $3.1 million for the redemption of its 8-1/4 percent debentures. Net earnings for 1995 benefitted from increased oil and gas revenues, lower depletion and exploration costs, partially offset by higher production costs. Cash flow from operations for the year ended December 31, 1995 was $80.4 million as compared to $85.6 million for the year ended December 31, 1994.

    Revenues for the year ended December 31, 1995 were $202.0 million compared to $197.9 million in the prior year. The increase in revenues was attributable to increased average prices received for LNG and crude oil sales, partially offset by decreased LNG and crude oil volumes. The Joint Venture's share of LNG volumes in 1995 decreased 18 trillion BTUs to 386 trillion BTUs (131 net equivalent cargoes) as compared to 404 trillion BTUs (138 net equivalent cargoes) in 1994. The decrease in LNG volumes was due to lower contractual commitments during 1995. Crude oil and condensate volumes net to the Company in 1995 and 1994 were 1.7 million barrels and 1.8 million barrels respectively.

    The average price received for LNG in 1995 increased $0.15 to $2.67 per million BTUs as compared to $2.52 per million BTUs in 1994. The realized crude oil price increased $0.72 per barrel to $17.18 per barrel in 1995 as compared to $16.46 per barrel in 1994.

    The table below summarizes the volumes and average prices for the Company's sales for the years ended December 31, 1995 and 1994:

                                     1995        1994
     Volumes
     LNG (TBTUs)                     89.3        93.4
     Crude (MMBBLS)                   1.7         1.8
     Prices
     LNG ($/MMBTU)                    2.67        2.52
     Crude Oil ($/BBL)               17.18       16.46

    Production costs for 1995 increased $5.1 million to $24.7 million as compared to the prior year, due in part to higher workover costs and an increased reserve for obsolete inventory.
Depletion, depreciation and amortization for 1995 was $41.7 million, a decrease of $8.9 million, reflecting the lower levels of production and the year's effect of reserve additions which occurred during the fourth quarter of last year.

    Exploration costs decreased by $2.7 million in 1995 as compared to the prior year due to lower seismic costs and the absence of exploratory drilling. During 1995, the Company drilled no exploration wells, whereas two exploration wells were drilled in 1994, including one discovery.

    General and administrative expenses for 1995 were $1.5 million a $0.4 million decrease from the prior year.

    The effective tax rates for both 1995 and 1994 were 70 percent. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

    Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This SFAS requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. Under SFAS No. 121, the Company performed its impairment review of proved oil and gas properties on a production sharing contract basis. The adoption of SFAS No. 121 had no impact on the consolidated financial statements of the Company.

1994 Compared to 1993

    Net earnings for the year ended December 31, 1994 were $33.1 million as compared to $30.5 million for the year ended December 31, 1993. Included in the 1994 results was an extraordinary loss of $3.1 million for the redemption of its 8-1/4 percent debentures. Net earnings for 1994 benefitted from decreased interest expense, depletion, and exploration cost partially offset by lower oil and gas revenues. Cash flow from operations for the year ended December 31, 1994 was $85.6 million as compared to $81.5 million for the year ended December 31, 1993.

    Revenues for the year ended December 31, 1994 were $197.9 million compared to $200.6 million in the prior year. The decrease in revenues was attributable to an 11 percent and 10 percent decrease in the average price received for LNG and crude oil, respectively, partially offset by a 9 percent increase in LNG volumes. The Joint Venture's share of LNG volumes in 1994 increased 35 trillion BTUs to 404 trillion BTUs (138 net equivalent cargoes) as compared to 369 trillion BTUs (127 net equivalent cargoes) in 1993. The increase in LNG volumes was made possible by the completion of the plant expansion in late 1993 allowing for the commencement of two twenty-year contracts with certain Japanese and South Korean buyers. Crude oil and condensate volumes net to the Company in both 1994 and 1993 were 1.8 million barrels.

    The average price received for LNG in 1994 decreased to $2.52 per million BTUs as compared to $2.82 per million BTUs in 1993. The realized crude oil price fell $1.85 per barrel to $16.46 per barrel in 1994 as compared to $18.31 per barrel in the prior year. Additionally, the 1994 results benefitted from a favorable non-taxable crude oil revenue final settlement from 1993 reflecting a reallocation of certain capital expenditures from gas to oil.

    The table below summarizes the volumes and average prices for the Company's sales for the years ended December 31, 1994 and 1993:

                                     1994        1993
     Volumes
     LNG (TBTUs)                     93.4        85.3
     Crude (MMBBLS)                   1.8         1.8
     Prices
     LNG ($/MMBTU)                    2.52        2.82
     Crude Oil ($/BBL)               16.46       18.31

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

    Interest expense for 1994 decreased $4.5 million from the prior year reflecting the repayment of the Company's 8-1/4 percent debentures on January 5, 1994. An extraordinary loss of $3.1 million was recognized due to the redemption of the debentures.

    Exploration costs decreased in 1994 compared to the prior period due to lower dry hole and seismic costs. During 1994, the Company drilled two exploration wells, making one discovery compared to 1993 when the Company wrote off three dry holes.

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

Item 8. Financial Statements and Supplementary Data


                       INDEPENDENT AUDITORS' REPORT


To The Partners of Unimar Company

We have audited the accompanying consolidated balance sheet of Unimar Company and subsidiaries as of December 31, 1995 and the related consolidated statements of earnings, cash flows, and partners' capital for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in the notes to consolidated financial statements, the Company has material transactions with its partners and affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       KPMG Peat Marwick LLP


Houston, Texas
February 12, 1996

                     REPORT OF INDEPENDENT AUDITORS


To The Partners of Unimar Company

We have audited the accompanying consolidated balance sheet of Unimar Company and subsidiaries as of December 31, 1994 and the related consolidated statements of earnings, cash flows, and partners' capital for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in the notes to consolidated financial statements, the Company has material transactions with its partners and affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP



Houston, Texas
February 24, 1995


                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                                    Consolidated Balance Sheet
                                                    December 31, 1995 and 1994
                                                      (Thousands of dollars)

                                                  1995            1994
ASSETS
Current assets:
  Cash and cash equivalents                   $   4,882       $   3,421
  Accounts and notes receivable                   7,415           5,882
Inventories                                       9,839          12,467
  Other current assets                            3,372           2,682

    Total current assets                         25,508          24,452

Property, plant and equipment, at cost:
  Oil and gas properties (successful
  efforts method)                             1,049,708       1,023,546
  Other                                           2,264           2,113
                                              1,051,972       1,025,659

  Less: accumulated depreciation and
  depletion                                     673,543         631,499
  Net property,plant and equipment              378,429         394,160

Other assets                                      3,277           3,567

                                              $ 407,214       $ 422,179

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                            $   2,394       $   2,620
  Advances from joint venture partners            2,777           1,629
  Accrued liabilities                            14,595          14,987
  Income and other taxes                         11,697          11,326
    Total current liabilities                    31,463          30,562

  Deferred income taxes                         158,364         162,966
  Other liabilities                              12,321          10,403

Commitments and Contingencies

Partners' capital                               285,066         298,248
  Less: demand notes receivable                  80,000          80,000
                                                205,066         218,248

                                              $ 407,214       $ 422,179

See accompanying Notes to Consolidated Financial Statements.

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                           Consolidated Statement of Earnings
                                  Years ended December 31, 1995, 1994 and 1993
                                               (Thousands of dollars)

                                       1995      1994      1993

Oil and gas production revenues       $202,019 $197,925   $200,588

Production costs                        24,749   19,623   18,751
Depletion, depreciation and
 amortization                           41,717   50,554   52,710
Exploration costs including dry holes      102    2,787    4,947

Operating profit                       135,451  124,961  124,180


General and administrative expenses      1,460    1,923    1,778
Interest expense                            54       55    4,542
Interest income                           (313)    (274)    (309)
Other (income) expense                    (172)     624      (18)


Earnings before income taxes and       134,422  122,633  118,187
  extraordinary item

Income tax expense (benefit)
  Current                               98,883   90,661   90,876
  Deferred                              (4,602)  (4,240)  (3,164)
                                        94,281   86,421   87,712


Earnings before extraordinary item      40,141   36,212   30,475

Extraordinary loss on redemption
  of debt                                    -    3,108        -

Net earnings                          $ 40,141 $ 33,104 $ 30,475


See accompanying Notes to Consolidated Financial Statements.

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                         Consolidated Statement of Cash Flows
                                    Years ended December 31, 1995, 1994 and 1993
                                                      (Thousands of dollars)

                                        1995      1994     1993

Net earnings                           $ 40,141  $ 33,104  $ 30,475
Adjustments to reconcile to net cash
 provided by operating activities:
 Loss on extraordinary item                   -     3,108        -
 Depletion, depreciation and
     amortization                        42,044    50,889    53,087
 Deferred income taxes                   (4,602)   (4,240)   (3,164)
 Exploratory dry hole costs                  (6)     2,635    3,365
 Interest accretion                           -         -     1,473
 Loss on sale of assets                       -       710         -
 (Increase) Decrease in operating
  receivables                            (1,533)    5,722     4,327
 (Increase) Decrease in inventories       2,628    (1,581)    4,257
 Increase (Decrease) in operating
     payables and accruals                 (142)    5,482   (14,526)
 Increase (Decrease) in other operating
  assets and liabilities                  1,890   (10,215)    2,245

Net cash provided by operating
  activities                             80,420    85,614    81,539

Investment activities:
 Capital expenditures                   (26,307)  (34,399)  (40,142)
 Proceeds from sale of assets                 -       382         -

Net cash used in investing activities   (26,307)  (34,017)  (40,142)

Financing activities:
 Capital contributions                   36,200    65,800    27,100
 Capital distributions                  (90,000)  (83,900)  (68,200)
 Debt repaid                                  -   (36,400)        -

Net cash used in financing activities   (53,800)  (54,500)  (41,100)

Increase (Decrease) in advances from joint
  venture partners                        1,148    (1,960)    1,526

Net increase (decrease) in cash and
 cash equivalents                         1,461    (4,863)    1,823

Cash and cash equivalents at beginning
 of year                                  3,421     8,284     6,461

Cash and cash equivalents at end
  of year$                                4,882  $  3,421  $  8,284

IPU distributions paid                 $ 19,617  $ 18,539  $ 17,569

Interest paid                          $     46  $    331  $  3,072

Income taxes paid                      $ 98,512  $ 94,174  $ 88,787


See accompanying Notes to Consolidated Financial Statements.
/TABLE

                                                 UNIMAR COMPANY AND SUBSIDIARIES

                                     Consolidated  Statement of Changes in Partners' Capital
                                           Years ended December 31, 1995, 1994 and 1993
                                                      (Thousands of dollars)


                                 Ustar      Unistar      Total


Balance, January 1, 1993       $141,160    $152,419    $293,579

Contributions                    13,550      13,550      27,100

Cash distributions              (34,100)    (34,100)    (68,200)

ENSTAR pension liability
  adjustment                        (64)        (64)       (128)

Net earnings                     15,238      15,238      30,476

Balance, December 31, 1993      135,784     147,043     282,827

Contributions                    32,900      32,900      65,800

Cash distributions              (41,950)    (41,950)    (83,900)

ENSTAR pension liability
  adjustment                        208         209         417

Net earnings                     16,552      16,552      33,104

Balance, December 31, 1994      143,494     154,754     298,248

Contributions                    18,100      18,100      36,200

Cash distributions              (45,000)    (45,000)    (90,000)

ENSTAR pension liability
  adjustment                        239         238         477

Net earnings                     20,071      20,070      40,141

Balance, December 31, 1995     $136,904    $148,162    $285,066



See accompanying Notes to Consolidated Financial Statements.
/TABLE

                      UNIMAR COMPANY AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
           (in thousands of dollars unless otherwise indicated)

(1) THE COMPANY

    Unimar Company (the Company) is a general partnership organized under the Texas Uniform Partnership Act, whose partners are Unistar, Inc. (Unistar), a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc. (UTPH), a publicly traded Delaware corporation, and LASMO (Ustar), Inc. (Ustar), a Delaware corporation and an indirect wholly-owned subsidiary of LASMO plc (LASMO), a public limited company organized under the laws of England. Each partner shares equally in the Company's net earnings, distributions and capital contributions.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Basis of Presentation

         The Company's consolidated financial statements include the accounts of the Company and its subsidiaries including its proportionate share of the activities of an Indonesian joint venture (the Joint Venture). All significant intercompany accounts and transactions have been eliminated.

    (b)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (c)  Inventories

         Inventories primarily consist of materials and supplies and are generally priced at the lower of cost (moving average cost method) or net realizable value.

    (d)  Accounting for Oil and Gas Properties

         Oil and gas exploration, development and production activities are accounted for by the successful efforts method of accounting. Under this method of accounting, the cost of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)

    (d)  Accounting for Oil and Gas Properties (continued)

         evaluation and exploratory experience. Costs to drill and equip exploratory wells that find proved reserves are capitalized while costs associated with unsuccessful exploratory wells are expensed. Other exploratory expenditures, including geological and geophysical costs and annual lease rentals are expensed as incurred. Costs incurred to drill and equip productive wells, including development dry holes and related production facilities are capitalized.

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

         Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This SFAS requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. Under SFAS No. 121, the Company performed its impairment review of proved oil and gas properties on a production sharing contract basis. The adoption of SFAS No. 121 had no impact on the consolidated financial statements of the Company.

    (e)  LNG Revenue Recognition

         The Company recognizes its share of liquefied natural gas (LNG) revenues net of Pertamina's plant operating costs, transportation charges and project debt service.
         The Company is not a party to any gas balancing arrangements.

    (f)  Income and Other Taxes

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

    (f)  Income and Other Taxes (continued)

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

    (g)  Concentrations of Credit Risk

         Financial instruments which may subject the Company to concentrations of credit risk consist principally of short-term investments and trade receivables. The Company's excess cash is invested in time deposits with major banks. These deposits are purchased at a maturity of three months or less, and have minimal risk.

         The Company's receivables consist primarily of the revenues derived from the sale of LNG under long-term contracts with utility and industrial companies in Japan, Taiwan and Korea. The buyers of the LNG make payment in United States dollars to a U.S. bank as trustee for the Joint Venture and other parties. The trustee, after deducting plant operating costs, transportation charges and project debt service from the gross LNG sales proceeds, distributes the net proceeds to the Joint Venture participants and other parties. The Company's trade receivables at December 31, 1995 result principally from sales of LNG and oil and are considered current and collectible, and collateral is not required to secure such receivables.

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)

    (g)  Concentrations of Credit Risk  (continued)

         During the years ended 1995 and 1994, sales to Osaka Gas Co., Ltd., The Kansai Electric Power Co., Inc., and The Chubu Electric Power Co., Inc. individually accounted for more than 10 percent of the Company's total revenues. During the year ended 1993, sales to Osaka Gas Co., Ltd., The Kansai Electric Power Co., Inc., The Chubu Electric Power Co., Inc., and Kyushu Electric Power Co., Inc. individually accounted for more than 10 percent of the Company's total revenues.

    (h)  Fair Value of Financial Instruments

         The Company has various types of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount approximates fair value because of the short maturity of these instruments.

    (i)  Foreign Currency

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

    Virginia Indonesia Company (VICO), a subsidiary of the Company, is the operator of the Joint Venture and is responsible for conducting exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture partners to VICO. In addition to operating management responsibility, the operator acts as a custodian of Joint Venture cash received from its partners until disbursed in payment of operating and capital expenditures. At December 31, 1995 and 1994, cash and cash equivalents included $2,777 and $1,629, respectively, advanced from the other Joint Venture partners.

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

    The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves and related assets, but rather receives revenues from the sale of oil, condensate, liquefied petroleum gas (LPG) and LNG in accordance with the PSC. The Joint Venture is required to sell out of its share of oil and condensate production 8.5 percent (7.2 percent after August 7, 1998) of the total oil and condensate production from the contract area for Indonesian domestic
    consumption.   Such amounts were purchased for domestic use
    in 1995, 1994 and 1993. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989.
    For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP). The Semberah field which commenced production in December 1991 is exempt from the domestic obligation pricing until December 1996.

    The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to Pertamina. The split after August 7, 1998 will be 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina for gas sales under the 1973 LNG Sales Contract, the 1981 LNG Sales Contract and extension, Korean carryover quantities and the seven 1986 liquefied petroleum gas (LPG) Sales Contracts to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields. For the gas used to fulfill the eleven-year extension (2000 - 2010) to the 1973 LNG Sales Contract that is supplied from the Badak or Nilam fields,
    41.655 percent of such gas shall be split 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina with the remaining gas supplying this extension to be split 30 percent to the Joint Venture after Indonesian
    income taxes and 70 percent to Pertamina.   All other LNG
    sales contract revenues after August 7, 1998 will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to Pertamina.

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)

(3) INDONESIAN OIL AND GAS PROPERTIES (continued)

    Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018 will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to Pertamina. These revenue splits are based on Indonesian income taxes of 56 percent through August 7, 1998, and 48 percent thereafter.

    Pertamina currently sells LNG to Japanese, Korean and Taiwanese utility and industrial customers primarily under five long-term contracts that expire in 1999, 2003, 2009, 2013 and 2014, respectively. Contracted sales of LNG to these customers approximated 73 percent, 72 percent, and 68 percent of the Company's gross revenues in 1995, 1994 and 1993, respectively.

(4) CASH AND CASH EQUIVALENTS

    At December 31, 1995 and 1994, cash and cash equivalents included short-term deposits and highly liquid debt instruments, purchased at a maturity with three months or less, of $4,882 and $3,421, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is as follows:

                                            1995         1994

    Oil and gas properties              $1,049,708   $1,023,546

    Less: Accumulated depletion            672,130      630,414
                                           377,578      393,132
    Other, net of accumulated
      depreciation of $1,413 in
      1995 and $1,085 in 1994                  851        1,028

                                        $  378,429   $  394,160

(6) ACCRUED LIABILITIES

    As at December 31, 1995 and 1994, accrued liabilities
    consisted of:
                                              1995         1994

    Accrued IPU liability                  $ 5,629      $ 5,792
    Indonesian operating accruals            7,937        8,179
    Other                                    1,029        1,016

                                           $14,595      $14,987

                       UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)

(7) LEASES

    The following is a schedule, by year, of minimum future rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year:

              1996                          $ 3,087
              1997                            1,562
              1998                              472
              1999                              411
              2000                              412
              2001 and after                     34

                                            $ 5,978

    The above commitments represent leases on the Joint
    Venture's U.S. and Indonesian offices, housing leases, and contract commitments with various suppliers which cover drilling services, geological services and office administrative functions, and are included net of estimated cost recovery.

    The Company charges its proportionate share of the Joint
    Venture's rent expense to operations for all operating leases.

(8) INCOME AND OTHER TAXES

    At December 31, 1995, the Company had investment tax credit carryovers of $3,207 that expire in 1996 through 2001, net foreign tax credit carryovers of $32,324 for regular tax purposes and $141,712 for alternative minimum tax purposes both of which expire in 1996 through 2000.

    The Company has a minimum tax credit of $15,628 that carries forward indefinitely. Deferred tax assets of $32,324 and $23,493 for foreign tax credit carryforwards and $3,207 and $3,523 for investment tax credit carryforwards at December 31, 1995 and 1994, respectively, have been offset by a valuation allowance.

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)

(8) INCOME AND OTHER TAXES (continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as of December 31, 1995 and 1994 are as follows:

                                            1995      1994

    Deferred tax liabilities:

     Oil and gas proven property costs
      capitalized for financial purposes
      and deducted for foreign taxes       $158,364  $162,966



    For financial reporting purposes, income before income taxes includes the following components:

                                  1995      1994      1993

    Pretax income:
      U. S.                      $ (1,402) $ (2,423) $ (7,026)
      Foreign                     135,824   125,056   125,213

                                 $134,422  $122,633  $118,187


    Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                  1995      1994      1993

       Current:
         Federal                 $ 3,050   $ 2,884   $ 2,446
         Foreign                  95,833    87,777    88,430
                                  98,883    90,661    90,876

       Deferred:
         Foreign                  (4,602)   (4,240)   (3,164)


                                 $94,281   $86,421   $87,712

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)

(8) INCOME AND OTHER TAXES (continued)

    The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense is:

                                    1995        1994      1993


      Tax at U.S. Statutory Rate   35.0%       35.0%     35.0%

      Foreign statutory tax rate
       in excess of federal
       statutory tax rate          21.0%       21.0%     21.0%

      Expenses not deductible in
       calculating Indonesian
       taxes                       11.2%       11.0%     12.8%

      U.S. taxes related to
       foreign operations           2.3%        2.4%      2.1%

      Other                         0.6%        1.1%      3.3%

      Total                        70.1%       70.5%     74.2%

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)

(9) INDONESIAN PARTICIPATING UNITS (IPUs)

    The IPUs were issued, with no assigned value, in connection with the acquisition of ENSTAR in 1984 and represent a general obligation of the Company to make quarterly participation payments until September 25, 1999, at which time the IPUs will expire with no residual value. The amount of each quarterly participation payment will be measured by a fixed percentage of Net Cash Flow (as defined below) from the Joint Venture. While the amount of the Participation Payments, which are treated as reductions from revenues, will vary quarter to quarter depending upon the amount of Net Cash Flow, payment of the amounts due to the IPU holders is an obligation of the Company, not dependent upon the discretion of the partners of the Company. The rights of the IPU holders are those of a general creditor of the Company and thus the IPU holders have no equity interest in the Company in the nature of a general or limited partnership interest or otherwise. The IPU holders derive no economic benefit from the business activities of the Company other than the Joint Venture.

    Each IPU entitles the holder to receive, until September 25, 1999, a quarterly participation payment equal to 1/14,077,747 of 32 percent of net positive cash flow. Net Cash Flow, attributable to IPU holders, is equal to the product of (i) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by (ii) 32 percent of specified revenues net of specified expenditures from the Joint Venture. The above calculation was the result of negotiations among the parties to the 1984 merger of ENSTAR Corporation into the Company and represents the amount of future income from the Joint Venture that the Company has agreed to pay to the former stockholders of ENSTAR
    in the form of payments on the IPUs.   If Net Cash Flow is
    zero or negative for any quarterly period, no Participation Payments for that quarter will be made. The Company maintains an irrevocable letter of credit for the benefit of the IPU holders in an amount equal to 240 percent of the most recent quarterly distribution. At December 31, 1995 and 1994, there were 10,778,590 IPUs issued and outstanding. Based on the closing price on the American Stock Exchange of the IPUs at December 31, 1995 of $3.875 per unit, the outstanding IPUs had a total market valuation of $42 million.

                     UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)


                     Calculation of Net Cash Flow and
                          Participation Payments


                                           1995          1994

Positive cash flow:

  Gas receipts                           $185,710      $188,211
  Oil and condensate receipts              32,386        33,411
  Other non-revenue cash receipts from
     Joint Venture                          6,973         5,370

    Total positive cash flow              225,069       226,992

Less negative cash flow:

  Expenditures to Joint Venture            52,230        56,150
  Indonesian income taxes                  95,478        90,264

    Total negative cash flow              147,708       146,414


Net positive cash flow from 23.125%
  interest in Joint Venture              $ 77,361      $ 80,578


Net cash flow for benefit of IPU holders $ 18,970      $ 19,724


Participation Payment per unit           $   1.76      $   1.83

                     UNIMAR COMPANY AND SUBSIDIARIES

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

(11)     BENEFIT PLANS

    VICO has a defined contribution retirement plan that covers its eligible employees. Although VICO expects to provide an annual contribution based on a percentage of each eligible employee's salary, the actual contribution is determined at the end of each year by its Board of Directors and may vary depending upon circumstances. Defined contribution pension expense is funded by the Joint Venture participants and the Company's share of such expense for the years ended December 31, 1995, 1994 and 1993 was $216, $211 and $263, respectively.

    VICO provides severance pay to its employees based upon salary and length of service. Such severance pay is accrued over the service life of the employees and is funded by the Joint Venture. The Company has provided approximately $2.0 million, $1.1 million and $0.2 million for the years ended December 31, 1995, 1994 and 1993 respectively for its share of future severance payments.

    The Company has a defined benefit pension plan established by ENSTAR that covers ENSTAR's former employees who are considered terminated and fully vested. ENSTAR's pension funding policy is to contribute an amount meeting the requirement of the Employees Retirement Income Security Act. The estimated reconciliation of the funded status of ENSTAR's pension plan as at December 31, 1995, 1994 and 1993 respectively was as follows:

                      UNIMAR COMPANY AND SUBSIDIARIES

          Notes to Consolidated Financial Statements (continued)
           (in thousands of dollars unless otherwise indicated)

(11)     BENEFIT PLANS (continued)

                                     1995      1994      1993
    Actuarial present value of:

       Vested accumulated benefit
         obligation                $(18,233) $(16,155) $(17,763)

       Projected vested benefit
         obligation                $(18,233) $(16,155) $(17,763)
       Fair value of plan assets     16,287    13,902    14,902

        Unfunded projected benefit
         obligation                  (1,946)   (2,253)   (2,861)
        Unrecognized net
         loss                           767     1,243     1,661
        Unrecognized net transition
         obligation                     803       837       872
        Adjustment required to
         recognize minimum
         liability                   (1,570)   (2,080)   (2,533)

        Accrued pension cost
         recognized in the
         Consolidated Balance
         Sheet                     $ (1,946) $ (2,253) $ (2,861)


    The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over the fair value of plan assets. A corresponding amount is recognized as either an intangible asset or a reduction to Partners'
    Capital.

    The pension expense for 1995, 1994 and 1993 was composed of the following:

                                     1995      1994      1993

    Interest cost                  $  1,318  $  1,317  $  1,300
    Actual return on plan
     assets                          (3,623)   (1,063)   (1,107)
    Net amortization and deferral     2,595        35        35

                                   $    290  $    289  $    228

                      UNIMAR COMPANY AND SUBSIDIARIES

           (in thousands of dollars unless otherwise indicated)

(11)     BENEFIT PLANS (continued)

    The assumed discount rate used in determining the projected benefit obligation was 7.25 percent, 8.5 percent and 7.5 percent for 1995, 1994 and 1993, respectively. The assumed long-term rate of return on plan assets was 8 percent for 1995, 1994 and 1993. Plan assets are invested in equity and fixed income securities.

(12)     CLAIMS AND LITIGATION

    The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations. The Company also has a reserve of $4.2 million for potential exposure in a royalty dispute. The Company believes it may have valid defenses against such claims.

(13)     RELATED PARTY TRANSACTIONS

    All aspects of the Company's business that are not associated with the operating management of the Joint Venture, such as legal, accounting, tax and other management functions are supplied by VICO or employees of the partners in accordance with management agreements negotiated among the parties. For the years 1995, 1994 and 1993, the charges approximated $500, $400 and $500, respectively.

    The Company holds demand notes in the amount of $40,000 from or guaranteed by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

    In addition to acting as the operator of the Joint Venture, VICO performs engineering, pipeline maintenance, and human resource related services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). During the years ended December 31, 1995 and 1994, VICO billed P.T. Badak $20.2 million and $21.8 million, respectively, for services rendered. Accounts receivable from P.T. Badak approximated $2.3 million and $2.4 million at December 31, 1995 and 1994, respectively.

                      UNIMAR COMPANY AND SUBSIDIARIES

    SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

    The following items are contained in this section:

    (a) Indonesian oil and gas operations
    (b) Interim financial data


  (a) INDONESIAN OIL AND GAS OPERATIONS

    The Company's estimated net share of Indonesian oil and gas reserves is shown in Table 1. The estimated proved reserves of gas and oil and condensate as of December 31, 1995, 1994, 1993 and 1992 attributable to the Joint Venture's interest in the production sharing contract in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ustar.

    Net share estimates are the Company's present best estimates of the share of proved Indonesian reserves attributable to revenue the Company would receive, before Indonesian income taxes, under the terms of the Production Sharing Contract, as extended through August 7, 2018 based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, oil and gas prices, firm contract sales commitments and potential sales opportunities and upon numerous other assumptions. The Company has no ownership interest in the Indonesian reserves in place, but rather shares in production and revenue from the sale of oil, condensate, LPG and LNG in accordance with the PSC. The reserve estimates are subject to revision as prices fluctuate due to the cost recovery feature for field and other operating costs under the PSC and for changes in the Indonesian income tax rate. Because of the number and range of these variables, no representation can be made that the net share estimates set forth below are accurate, and any changes in such variables will impact such estimates and the cash flows the Company may realize in the future.

    Oil and gas reserves are considered proved if economic producibility is supported by either actual production or conclusive formation tests. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively significant expenditure is required to permit production. These estimates do not include reserves which may be found by extension of proved areas, reserves which have been estimated considering known geological and seismic data and previous experience with similar reservoirs, or reserves recoverable by secondary or tertiary recovery methods unless these methods are in operation and showing successful results. These estimates include reserves that are not currently under contract, but which management expects may be marketed during the remaining period in which the Company has the right to produce such reserves, but for which there is no assurance of sales. Estimates of reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates used in connection with financial reporting. Actual future revenues from proved reserves estimates may vary significantly from estimated future cash flows due to changes in prices of oil and gas, and in the timing of actual production in future periods. Actual production and development costs will vary from those estimated due to inflation and other factors.

                                      TABLE 1

                        Quantities of Oil and Gas Reserves
                      (Oil in Thousands of BBLS; Gas in MMCF)


                                           Oil        Gas


Proved Developed and Undeveloped
 Reserves:

 As of December 31, 1992                 11,288    1,026,340

    Revisions to previous estimates       4,044      133,820

    Production                           (1,778)     (84,920)

 As of December 31, 1993                 13,554    1,075,240

    Revisions to previous estimates       2,724       96,257

    Production                           (1,891)     (92,408)

 As of December 31, 1994                 14,387    1,079,089

    Revisions to previous estimates       2,916       (6,943)

    Production                           (1,753)     (88,830)

 As of December 31, 1995                 15,550      983,316



Proved Developed Reserves:

 As of December 31, 1992                  7,632      733,354

 As of December 31, 1993                 10,281      727,536

 As of December 31, 1994                 11,731      877,140

 As of December 31, 1995                 13,782      779,425

Table 2 shows costs incurred in oil and gas property acquisition, exploration and development activities.

                                  TABLE 2

            Costs Incurred in Oil and Gas Property Acquisition,
                  Exploration and Development Activities
               Years ended December 31, 1995, 1994 and 1993
                          (Thousands of dollars)

                                    1995         1994       1993

Exploration costs                 $   102      $ 2,545    $ 5,223
Development costs                  26,157       31,878     36,328


Table 3 shows results of operations for oil and gas producing activities.

                                  TABLE 3

        Results of Operations for Oil and Gas Producing Activities
               Years ended December 31, 1995, 1994, and 1993
                          (Thousands of dollars)

                                    1995         1994       1993



Revenues                          $202,019     $197,925   $200,581

Production costs                    24,416       19,618     17,836

Exploration costs                      102        2,787      4,947

Depreciation, depletion
 and amortization                   41,717       50,554     52,710

Income tax expense                  94,311       86,357     87,640

Results of operations for
 producing activities (1)         $ 41,473     $ 38,609   $ 37,448


(1)   Excludes corporate overhead and interest costs.

     Table 4 shows a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves using an annual discount of 10 percent and the Company's net share estimates referred to in the preface to Table 1. Generally, estimated future cash inflows have been computed by applying year-end prices of oil and gas to estimated future production of proved oil and gas reserves. Future development and production costs have been computed by estimating the future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses have been calculated by using the year-end statutory tax rate for Indonesia of 56 percent through August 7, 1998 and 48 percent thereafter. Indonesian net cash flow estimates are the Company's present best estimates of the share of future net revenues, after Indonesian taxes and capital and operating contributions to the Joint Venture, that the Company would receive if proved reserves are produced under the terms of the PSC, as extended, based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, firm contract sales commitments and potential sales opportunities and upon numerous other assumptions. Additionally, the net cash flow estimates include amounts due IPU holders.

     Because of the number and range of these variables, no representation can be made that the net cash flow estimates set forth below are accurate, and any change in such variables will impact the cash flows the Company may realize in the future.

                                  TABLE 4

       Standardized Measure of Discounted Future Net Cash Flows and
          Changes Therein Relating to Proved Oil and Gas Reserves
                    At December 31, 1995, 1994 and 1993
                          (Thousands of dollars)


                               1995        1994         1993

Future cash inflows         $2,421,947  $2,372,316   $2,085,222
Future production and
  development costs           (489,767)   (593,791)    (589,163)
Future income tax expenses    (948,669)   (874,477)    (740,808)

Future net cash flows          983,511     904,048      755,251

10% annual discount for
  estimated timing of
  cash flows                  (488,307)   (442,377)    (375,500)

Standardized measure of
  discounted future net
  cash flows                $  495,204  $  461,671   $  379,751


The following are the principal sources of changes in the standardized measure of discounted future net cash flows for proved reserves during 1995, 1994 and 1993.



                               1995        1994         1993
                                     (Thousands of dollars)

Standardized measure of discounted
  future net cash flows at
  beginning of period       $  461,671  $ 379,751    $  520,810

Sales and transfers of oil and gas
  produced, net of production
    costs                     (180,507)  (176,275)     (177,720)

Net changes in prices and
  production costs             157,100    159,985      (367,050)

Development costs incurred
  during the period             26,157     31,878        36,328

Revisions of previous
  quantity estimates           (26,301)    67,590       104,367

Accretion of discount           86,109     71,775        92,991

Net change in income taxes     (29,025)   (73,033)      170,025

Standardized measure of discounted
 future net cash flows at end
 of period                  $  495,204  $  461,671   $  379,751



Note: The standardized measure of discounted future net cash flows at December 31, 1995, 1994 and 1993 included $54,805, $59,571 and
       $59,629, respectively, in future net cash flows attributable to IPU holders (See Footnote 9).

b) INTERIM FINANCIAL DATA (Unaudited)

   The following table shows summary quarterly data for 1995, 1994 and 1993:

                        1st         2nd          3rd          4th
                      Quarter     Quarter      Quarter      Quarter

Year Ended December 31, 1995

Revenues             $ 60,539    $ 53,261     $ 43,734     $ 44,485

Operating profit     $ 42,594    $ 36,271     $ 28,255     $ 28,331

Net earnings         $ 14,172    $ 11,022     $  8,296     $  6,651


Year Ended December 31, 1994

Revenues             $ 55,151    $ 42,717     $ 51,941     $ 48,116

Operating profit     $ 35,384    $ 26,018     $ 31,029     $ 32,530

Earnings before      $  9,818    $  8,509     $ 10,088     $  7,797
 Extraordinary item

Net earnings         $  6,710    $  8,509     $ 10,088     $  7,797
/TABLE

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures.

    See Item 14(b).


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

    GEORGE W. BERKO (age 49) was appointed to the Company's Management Board in May 1992. In January 1996 he was appointed Controller of VICO. Since May 1992, he has served as the Partners' representative for Investor Relations, Treasurer and Chief Financial and Accounting Officer of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL, and certain of their subsidiaries, and has been LASMO America Ltd.'s Vice President - Unimar Accounting. From October 1990 until April 1992, he was Vice President, Controller of Ultramar Oil and Gas Limited, and prior to that time, he was a General Manager of American Ultramar Ltd. from December 1984.

    IAN D. BROWN (age 46) was appointed to the Company's Management Board in February 1993. He is also Director and Chairman of ENSTAR and certain of its affiliates. Since October 1995 he has been Director of Pakistan LNG Development for LASMO. From January 1994 to September 1995 he served as President and General Manager of LASMO Companies in Indonesia. In January 1993, he was appointed Director, Indonesian Joint Venture for LASMO plc and a member of the VICO Board. Since May 1986, he served as Commercial Manager for LASMO plc, and from February 1987, Managing Director, LASMO Trading Limited, the marketing, trading and transportation affiliates of the parent company.

    LARRY D. KALMBACH (age 44) was appointed to the Company's Management Board in February 1993. He is also a Director of ENSTAR and certain of its affiliates. Since February 1995 he has been Vice President and Chief Financial Officer of UTPH. Prior to that he held several executive and management positions with UTPH including Vice President - Finance from 1993 to 1995 and Vice President and Controller from 1986 to 1993.

    WILLIAM M. KRIPS (age 56) was appointed to the Company's Management Board in January 1987 and in May 1994 was appointed Chairman of the Management Board. He is also a Director of ENSTAR and certain of its affiliates. Since 1994, he has been Senior Vice President of UTPH. Prior to that time, he has served as Senior Vice President - Exploration & Production, Senior Vice President and General Manager - U. S. Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group and Vice President and General Manager - International Operations.

    ARTHUR W. PEABODY, JR. (age 52) was appointed to the Company's Management Board in February 1992. He is also a Director of ENSTAR, ENSTAR Indonesia, Inc., International and VICO. Since May 1994, he has served as Senior Vice President of UTPH and has held several executive positions with UTPH including Senior Vice President - Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group, Vice President - Planning and Administration and Vice President - Acquisitions and Planning.

    RICHARD L. SMERNOFF (age 54) was appointed to the Company's Management Board in July 1995. He is also a Director of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL and VICO. Since March 1, 1994 he has served as Finance Director of LASMO. He has spent some fourteen years in senior finance positions in the oil and gas industry, most recently as Senior Vice President with Amerada Hess Corporation in the United States. Prior to joining the Company he was Chief Financial Officer of Datascope Corp.

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

    The Company is a Texas general partnership and as such has no voting securities apart from the general partnership interests owned by the partners. The table below reflects the beneficial ownership of 100 percent of the partnership interests in the Company as of March 15, 1996:

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


Item 13. Certain Relationships and Related Transactions.

    The partners of the Company provide management expertise, office space, and administrative, legal and professional services. For such services, a management fee of approximately $455 and $434 was charged in 1995 and 1994, respectively, including $147 ($109 in 1994) paid in respect of Mr. Berko's services.

    The Company holds demand notes in the amount of $40 million from or generated by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

    As operator of the Joint Venture, VICO conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants to VICO. In addition, VICO performs engineering, pipeline maintenance and human resource related services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). For the year ended December 31, 1995 and 1994 VICO billed P.T. Badak $20.2 million and $21.8 million respectively for services rendered. Accounts receivable from P.T. Badak approximated $2.3 million at December 31, 1995 ($2.4 million at December 31, 1994).

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


    (a)(1)  Financial Statements listed below are included as
            Part II, Item 8 hereof on the pages indicated:


              Independent Auditors' Report               26

              Report of Independent Auditors             27

              Consolidated Balance Sheet,
                 December 31, 1995 and 1994              28

              Consolidated Statement of Earnings,
                 Years ended December 31, 1995,
                 1994 and 1993                           29

              Consolidated Statement of Cash Flows,
                 Years ended December 31, 1995,
                 1994 and 1993                           30

              Consolidated Statement of Changes in
                 Partners' Capital, Years ended
                 December 31, 1995, 1994 and 1993        31

              Notes to Consolidated Financial
                 Statements                              32-45

              Supplemental Financial Information
                 (unaudited)                             46-52


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



             *  Incorporated herein by reference.


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

    (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-7- to the Company's 1994 Form 10-K (No. 1-8791)).*


             *  Incorporated herein by reference.


   (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)-10- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit
             (10)-11- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

    (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit
             (10)-12- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

             *  Incorporated herein by reference.

    (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit (10)-13- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

    (10)-16- Badak III LNG Sales Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987. (filed as Exhibit (10)- 16- to the Company's 1994 Form 10-K (No. 1-8791)).*

    (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-18- to the Company's 1993 Form 10-K (No. 1-8791)).*


             *  Incorporated herein by reference.


    (10)-19- Schedule A to the LNG Sales and Purchase Contract
             (Korea II FOB) between Perusahaan Pertambangan
             Minyak Dan Gas Bumi Negara and Korea Gas
             Corporation. (filed as Exhibit (10)-19- to the
             Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-20- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-22- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit (10)-23-to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-23- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit
             10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*

             *  Incorporated herein by reference.

    (10)-24- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*

    (10)-25- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)- 26- to the Company's 1994 Form 10-K (No. 1-8791)).*

    (10)-26- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-27- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-28- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit
             (10)-30- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

    (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

             *  Incorporated herein by reference.

    (10)-30- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-31- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-32- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-33- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-34- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

             *  Incorporated herein by reference.

    (10)-35- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit
             (10)-37- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

    (10)-36- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-38- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-37- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*

    (10)-38- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992. (filed as Exhibit (10)-42- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-39- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Japan Indonesia Oil Co., Ltd., as Buyer, dated February 20, 1992. (filed as Exhibit
             (10)-43- to the Company's 1993 Form 10-K (No. 1-
             8791)).*

             *  Incorporated herein by reference.

    (10)-40- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986. (filed as Exhibit (10)-42- to the Company's 1994 Form 10-K (No. 1-8791)).*

    (10)-41- Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated October 5, 1994, between Pertamina, as Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd., and Mitsui Oil & Gas Co., Ltd., as Buyers. (filed as Exhibit 10.88 to the Union Texas Petroleum Holdings, Inc.'s 1994 Form 10-K (Commission File No. 1-9019)).*

    (10)-42- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-43- Advance Payment Agreement between Perusahaan
             Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Arun Bontang Project Finance Co., Ltd., dated
             February 16, 1987 (filed as Exhibit (4)-15- to the
             Company's 1986 Form 10-K (No. 1-8791)).*

    (10)-44- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-45- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

            *  Incorporated herein by reference.

    (10)-46- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company. (filed as Exhibit (10)-48-to the Company's 1994 Form 10-K (No. 1-8791)).*

    (10)-47- Memorandum of Agreement for Purchase and Sale of LNG During 1995 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") ("Seller") and Korea Gas Corporation ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG. (filed as Exhibit (10)-49- to the Company's 1994 Form 10-K (No. 1-8791)).*

    (10)-48- Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc/. Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-9019)).*

    (10)-49- Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of August 3, 1995, between Pertamina, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers with related letter agreement, dated August 3, 1995, between Seller and Buyers. (filed as Exhibit 10.106 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

    (10)-50- LNG Sales and Purchase Contract (Badak V) dated August 12, 1995, between Pertamina and Korea Gas Corporation. (filed as Exhibit 10.107 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

    (10)-51- LNG Sales and Purchase Contract (Badak VI), dated October 25, 1995, between Pertamina and Chinese Petroleum Corporation. (filed as Exhibit 10.108 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

             *  Incorporated herein by reference.

    (10)-52- Allocation of Supply Entitlements between the Arun and Bontang Plants for LNG Sales (effective January
             1, 1995).

    (10)-53- Memorandum of Understanding re: Supply Agreements and Package VI Sales dated and effective as of the 27th day of October, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); TOTAL Indonesie and Indonesia Petroleum, Ltd., (collectively referred to as the "TOTAL Group"); Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company (collectively referred to as the "VICO Group"); Indonesia Petroleum, Ltd., in respect of its interest in a certain portion of the Attaka Unit (referred to as "INPEX Attaka"); and Unocal Indonesia Company (referred to as "UNOCAL") (the TOTAL Group, the VICO Group, INPEX Attaka, and UNOCAL each referred to as an "East Kalimantan Contractor Group" and collectively called the "East Kalimantan Contractors").

    (10)-54- Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.8 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-
             9010)).*

    (10)-55- Package V Supply Agreement (1995 - 1999 LNG Sales to Korea Gas Corp.) dated June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

    (10)-56- Package V Supply Agreement (1998 - 1999 LNG Sales to Chinese Petroleum Corporation), dated as of June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

             *  Incorporated herein by reference.

    (10)-57- Tripartite Agreement Regarding Producer Contributions to Dwiputrai Costs, dated as of January 1, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); Mobil Oil Indonesia Inc. ("Mobil"); and Virginia Indonesia Company, Total Indonesie, and Unocal Indonesia Company, acting on behalf of themselves and all other LNG producers in the East Kalimantan Production Sharing Contracts (collectively, the "East Kalimantan Producers").

    (10)-58- Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

    (10)-59- Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as Agent on behalf of the Majority Tranche B Lenders (filed as Exhibit
             10.6 to the Union Texas Petroleum Holdings., Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

    (10)-60- Amendment No. 1 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

    (10)-61- Bontang V Loan Agreement, dated as of July 1, 1995, among BankAmerica International, as Trustee under the Bontang V Trustee and Paying Agent Agreement, as Borrower, Bontang Train-G Project Finance Co., Ltd. ("Tranche A Lender"), the banks named therein as Tranche B Lenders, The Long-Term Credit Bank of Japan, Limited, New York Branch ("Facility Agent"), The Fuji Bank, Limited ("Intercreditor Agent"), Credit Lyonnais ("Technical Agent"), and Credit Lyonnais, The Fuji Bank, Limited and The Long-Term Credit Bank of Japan, Limited (collectively, the "Arrangers") (filed as Exhibit 10.1 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

             *  Incorporated herein by reference.

    (10)-62- Bontang V Producers Agreement, dated as of July 1, 1995, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia Petroleum, Ltd. (collectively, the "Producers"), in favor of the Tranche A Lender, Facility Agent, Intercreditor Agent, Technical agent and Arrangers (filed as
             Exhibit 10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

    (10)-63- Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica International, as Trustee and Paying Agent (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-
             9019)).*

    (10)-64- Bontang V Disbursement Trustee and Paying Agent Agreement dated as of July 1, 1995, by and among BankAmerica International, not in its individual capacity but solely as trustee and paying agent (in such capacity, the "Bontang V Trustee") under the Bontang V Trustee and Paying Agent Agreement dated as of July 1, 1995, as the same may be amended from time to time (the "Bontang V Trust Agreement"); and BankAmerica International, not in its individual capacity but solely as disbursement trustee and paying agent under this Agreement.

    (21)-1-  List of Subsidiaries of the Company.

    (23)-1-  Consent of KPMG Peat Marwick LLP.

    (23)-2-  Consent of Ernst & Young LLP.

    (27)-1-  Financial Data Schedule for the twelve months ended
             December 31, 1995.

    (b)  Reports on Form 8-K

             The Company filed a Form 8-K dated November 15, 1995 as required by SS 299.304 of Regulation S-K, disclosing changes in Registrant's Certifying
             Accountant.


             *  Incorporated herein by reference.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIMAR COMPANY


March 19, 1996                By  /S/ WILLIAM M. KRIPS
                                  William M. Krips
                                  Chairman of the
                                  Management Board




  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 19, 1996.




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



By /S/ RICHARD L. SMERNOFF      By  /S/ ARTHUR W. PEABODY, JR.
   Richard L. Smernoff              Arthur W. Peabody, Jr.
   Management Board                 Management Board
   (LASMO Representative)           (UTPH Representative)

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

              *  Incorporated herein by reference.

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

     (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-7- to the Company's 1994 Form 10-K (No. 1-8791)).*

              *  Incorporated herein by reference.

     (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)- 10- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-11- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit (10)-12- to the Company's 1993 Form 10-K (No. 1-8791)).*

              *  Incorporated herein by reference.

     (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit (10)-13- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

     (10)-16- Badak III LNG Sales Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987. (filed as Exhibit
              (10)-16- to the Company's 1994 Form 10-K (No. 1-
              8791)).*

     (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara and Korea
              Gas Corporation. (filed as Exhibit (10)-18- to the
              Company's 1993 Form 10-K (No. 1-8791)).*

              *  Incorporated herein by reference.

     (10)-19- Schedule A to the LNG Sales and Purchase Contract
              (Korea II FOB) between Perusahaan Pertambangan
              Minyak Dan Gas Bumi Negara and Korea Gas
              Corporation. (filed as Exhibit (10)-19- to the
              Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-20-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-22- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit
              (10)-23- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-23- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit
              10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*


              *  Incorporated herein by reference.

     (10)-24- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*

     (10)-25- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)- 26- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-26- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-27- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-28- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit
              (10)-30- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

              *  Incorporated herein by reference.

     (10)-30- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-31- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-32- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-33- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-34- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

              *  Incorporated herein by reference.

     (10)-35- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit
              (10)-37- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-36- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit
              (10)-38- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-37- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*

     (10)-38- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992. (filed as Exhibit (10)-42-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-39- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Japan Indonesia Oil Co., Ltd., as Buyer, dated February 20, 1992. (filed as Exhibit
              (10)-43- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

              *  Incorporated herein by reference.

     (10)-40- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986. (filed as Exhibit (10)-42- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-41- Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated October 5, 1994, between Pertamina, as Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd., and Mitsui Oil & Gas Co., Ltd., as Buyers. (filed as Exhibit
              10.88 to the Union Texas Petroleum Holdings, Inc.'s 1994 Form 10-K (Commission File No. 1-9019)).*

     (10)-42- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-43- Advance Payment Agreement between Perusahaan
              Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Arun Bontang Project Finance Co., Ltd., dated
              February 16, 1987 (filed as Exhibit (4)-15- to the
              Company's 1986 Form 10-K (No. 1-8791)).*

     (10)-44- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-45- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

              *  Incorporated herein by reference.

     (10)-46- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company. (filed as Exhibit (10)-48-to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-47- Memorandum of Agreement for Purchase and Sale of LNG During 1995 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") ("Seller") and Korea Gas Corporation ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG. (filed as Exhibit (10)- 49- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-48- Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc/. Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-49- Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of August 3, 1995, between Pertamina, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers with related letter agreement, dated August 3, 1995, between Seller and Buyers. (filed as Exhibit
              10.106 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-
              9019)).*

     (10)-50- LNG Sales and Purchase Contract (Badak V) dated August 12, 1995, between Pertamina and Korea Gas Corporation. (filed as Exhibit 10.107 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

     (10)-51- LNG Sales and Purchase Contract (Badak VI), dated October 25, 1995, between Pertamina and Chinese Petroleum Corporation. (filed as Exhibit 10.108 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

              *  Incorporated herein by reference.

     (10)-52- Allocation of Supply Entitlements between the Arun and Bontang Plants for LNG Sales (effective January
              1, 1995).

     (10)-53- Memorandum of Understanding re: Supply Agreements and Package VI Sales dated and effective as of the 27th day of October, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); TOTAL Indonesie and Indonesia Petroleum, Ltd., (collectively referred to as the "TOTAL Group"); Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company (collectively referred to as the "VICO Group"); Indonesia Petroleum, Ltd., in respect of its interest in a certain portion of the Attaka Unit (referred to as "INPEX Attaka"); and Unocal Indonesia Company (referred to as "UNOCAL") (the TOTAL Group, the VICO Group, INPEX Attaka, and UNOCAL each referred to as an "East Kalimantan Contractor Group" and collectively called the "East Kalimantan Contractors").

     (10)-54- Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.8 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-
              9010)).*

     (10)-55- Package V Supply Agreement (1995 - 1999 LNG Sales to Korea Gas Corp.) dated June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

     (10)-56- Package V Supply Agreement (1998 - 1999 LNG Sales to Chinese Petroleum Corporation), dated as of June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company.

              *  Incorporated herein by reference.

     (10)-57- Tripartite Agreement Regarding Producer Contributions to Dwiputrai Costs, dated as of January 1, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); Mobil Oil Indonesia Inc. ("Mobil"); and Virginia Indonesia Company, Total Indonesie, and Unocal Indonesia Company, acting on behalf of themselves and all other LNG producers in the East Kalimantan Production Sharing Contracts (collectively, the "East Kalimantan Producers").

     (10)-58- Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit
              10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-59- Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as Agent on behalf of the Majority Tranche B Lenders (filed as Exhibit
              10.6 to the Union Texas Petroleum Holdings., Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-60- Amendment No. 1 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-61- Bontang V Loan Agreement, dated as of July 1, 1995, among BankAmerica International, as Trustee under the Bontang V Trustee and Paying Agent Agreement, as Borrower, Bontang Train-G Project Finance Co., Ltd. ("Tranche A Lender"), the banks named therein as Tranche B Lenders, The Long-Term Credit Bank of Japan, Limited, New York Branch ("Facility Agent"), The Fuji Bank, Limited ("Intercreditor Agent"), Credit Lyonnais ("Technical Agent"), and Credit Lyonnais, The Fuji Bank, Limited and The Long-Term Credit Bank of Japan, Limited (collectively, the "Arrangers") (filed as Exhibit 10.1 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

              *  Incorporated herein by reference.


     (10)-62- Bontang V Producers Agreement, dated as of July 1, 1995, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia Petroleum, Ltd. (collectively, the "Producers"), in favor of the Tranche A Lender, Facility Agent, Intercreditor Agent, Technical agent and Arrangers (filed as Exhibit 10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-63- Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica International, as Trustee and Paying Agent (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-
              9019)).*

     (10)-64- Bontang V Disbursement Trustee and Paying Agent Agreement dated as of July 1, 1995, by and among BankAmerica International, not in its individual capacity but solely as trustee and paying agent (in such capacity, the "Bontang V Trustee") under the Bontang V Trustee and Paying Agent Agreement dated as of July 1, 1995, as the same may be amended from time to time (the "Bontang V Trust Agreement"); and BankAmerica International, not in its individual capacity but solely as disbursement trustee and paying agent under this Agreement.

     (21)-1-  List of Subsidiaries of the Company.

     (23)-1-  Consent of KPMG Peat Marwick LLP.

     (23)-2-  Consent of Ernst & Young LLP.

     (27)-1-  Financial Data Schedule for the twelve months ended
              December 31, 1995.

     (b)  Reports on Form 8-K

              The Company filed a Form 8-K dated November 15,
              1995 as required by SS 299.304 of Regulation S-K, disclosing changes in Registrant's Certifying
              Accountant.

              *  Incorporated herein by reference.