Form 10-Q
period 1996-03-31
UNIMAR CO
filed 1996-05-09
CIK 752290

UNIMAR COMPANY
                             TABLE OF CONTENTS





 PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Statements of Earnings
                 For the Three Months ended
                 March 31, 1996 and March 31, 1995 . . . . .1

               Condensed Consolidated Balance Sheets as of
                 March 31, 1996 and December 31, 1995. . . .2

               Condensed Consolidated Statements of
                 Cash Flows for the Three Months ended
                 March 31, 1996 and March 31, 1995 . . . . .3

               Notes to Condensed Consolidated Financial
                 Statements as of March 31, 1996 . . . . . .4


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
                                 (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                              1996        1995


Oil and gas production revenues             $68,596     $60,539


Production costs                              5,873       5,772
Depletion, depreciation and amortization     12,848      12,191
Exploration costs including dry holes           358         (18)


Operating profit                             49,517      42,594


General and administrative expenses             237         326
Other income                                    (89)       (105)

Earnings before income taxes                 49,369      42,373

Income tax expense
   Current                                   33,784      28,927
   Deferred                                  (1,876)       (726)
                                             31,908      28,201


Net earnings                                $17,461     $14,172




See accompanying Notes to Condensed Consolidated Financial Statements.

                      UNIMAR COMPANY AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                           (Thousands of dollars)



                                                 March 31,      December 31,
                                                   1996            1995
                                                (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                $   6,444       $   4,882
  Accounts and notes receivable               10,008           7,415
  Inventories                                  8,791           9,839
  Other current assets                         2,863           3,372

     Total current assets                     28,106          25,508

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)             1,055,477       1,049,708
  Other                                        2,268           2,264

                                            1,057,745      1,051,972
  Less:  accumulated depreciation and
   depletion                                 686,466         673,543
  Net property, plant and equipment          371,279         378,429

Other assets                                   3,645           3,277

                                           $ 403,030       $ 407,214


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                         $   2,097       $   2,394
  Advances from joint venture partners         2,475           2,777
  Accrued liabilities                         15,910          14,595
  Income taxes                                15,297          11,697
    Total current liabilities                 35,779          31,463

Deferred income taxes                        156,488         158,364
Other liabilities                             12,336          12,321

Partners' capital                            278,427         285,066
  Less:  demand notes receivable              80,000          80,000
        198,427                              205,066

                                          $  403,030       $ 407,214


See accompanying Notes to Condensed Consolidated Financial Statements.


                     UNIMAR COMPANY AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                 (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                   1996       1995


Net earnings                                     $ 17,461   $ 14,172
Adjustments to reconcile to net cash
 provided by operating activities:
   Depletion, depreciation and amortization        12,923     12,273
   Deferred income taxes                           (1,876)      (726)
   Exploratory dry hole costs                           -        (22)
   Changes in working capital and other             3,229     (2,806)

Net cash provided by operating activities          31,737     22,891

Investment activities:
   Capital expenditures                            (5,773)    (5,207)

Net cash used in investing activities              (5,773)    (5,207)

Financing activities:
   Capital contributions                            7,800      8,200
   Capital distributions                          (31,900)   (24,600)

Net cash used in financing activities             (24,100)   (16,400)

Decrease in advances from joint
  venture partners                                   (302)    (1,530)


Increase (decrease) in cash and cash equivalents    1,562       (246)

Cash and cash equivalents at beginning of period    4,882      3,421

Cash and cash equivalents at end of period       $  6,444   $  3,175

IPU distributions paid                           $  4,635   $  5,281

Income taxes paid                                $ 30,184   $ 24,739




See accompanying Notes to Condensed Consolidated Financial Statements.


                   UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                              March 31, 1996
                                (Unaudited)


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

(2) These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K. In the opinion of management, the accompanying financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results on an annualized basis.

                      UNIMAR COMPANY AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements, Continued
                              March 31, 1996
                                (Unaudited)


(3)   The table below outlines the calculation of the Indonesian
      Participating Unit (IPU) participation payment for the first quarter of 1996.

                                                    1996
                                                  First Quarter
                                             (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 64,740

       Oil and condensate receipts              9,523

       Other non-revenue cash receipts
          from Joint Venture                    1,511

               Total positive cash flow        75,774

     Less negative cash flow:

       Expenditures to Joint Venture           13,817

       Indonesian income taxes                 33,196

                 Total negative cash flow      47,013

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 28,761

     Net cash flow for benefit of
       IPU holders*                          $  7,006

     Participation Payment per IPU*          $    .65




        *Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of March 31, 1996, there were 10,778,590 IPUs issued and outstanding.

                     UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1995 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.


Liquidity and Capital Resources

     Cash flow from operations for the three months ended March 31, 1996 amounted to $31.7 million as compared to $22.9 million for the same period in 1995. The increase resulted primarily from higher sales prices. Capital expenditures and net distributions to the partners for the first quarter of 1996 were $5.8 million and $24.1 million, respectively. For the three months ended March 31, 1995, capital expenditures and net distributions to the partners were $5.2 million and $16.4 million, respectively.

     The Company's share of the 1996 Indonesian Joint Venture expenditures is expected to be approximately $46 million of which $26 million is anticipated for exploration and development activities. During the first three months of 1996, approximately $14 million was called by the Joint Venture as compared to $15 million for the three months ended March 31, 1995.

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

Results of Operations

                       Quarter Ended March 31, 1996
                 Compared to Quarter Ended March 31, 1995

     For the first quarter of 1996, revenues were $68.6 million, compared to $60.5 million in the corresponding 1995 quarter. Of the $8.1 million revenue increase, $7.6 million was from higher prices received for LNG and crude oil sales. The average price received for LNG during the first quarter of 1996 increased to $2.96 per million BTUs as compared to $2.73 for the same period in 1995. The average crude oil price increased $1.30 to $18.80 per


UNIMAR COMPANY AND SUBSIDIARIES

                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations, Continued


barrel in the first quarter of 1996 from $17.50 per barrel in the first quarter of 1995. The prices received by the Company for its products reflected the increase in world wide crude oil prices which occurred during the first quarter of 1996.

     Gross LNG sales of 74 cargoes in the first quarter of 1996 were unchanged from the same quarter in 1995, and the Joint Venture's share of the LNG sold, 113 trillion BTUs (38.6 net equivalent cargoes), was comparable to 114 trillion BTUs (38.8 net equivalent cargoes) in the first quarter of 1995. Crude oil volumes net to the Company increased 16 percent to 546 thousand barrels for the quarter ended March 31, 1996. The final settlement receivable of $1.0 million from Pertamina relative to 1995 production was recorded in the first quarter of 1996 and increased revenues by $0.8 million above a similar adjustment recorded in the first quarter of 1995.

     Indonesian income tax expense in the first quarter of 1996 increased $3.7 million to $31.9 million from $28.2 million in the first quarter of 1995. The increase in current income tax expense in the first quarter of 1996 was primarily due to higher first quarter revenues. The effective tax rates for the 1996 and 1995 first quarters were 65 percent and 67 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities not deductible in the partnership.

                       PART II.  OTHER INFORMATION


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (27)-1- Financial Data Schedule for the three months ended March 31, 1996.

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



DATE:  May 11, 1996