Form 10-Q
period 1996-06-30
UNIMAR CO
filed 1996-08-12
CIK 752290

UNIMAR COMPANY

                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Statements of Earnings
              For the Three Months and Six Months ended
              June 30, 1996 and June 30, 1995  . . . . . . .1

            Condensed Consolidated Balance Sheets as of
              June 30, 1996 and December 31, 1995. . . . . .2

            Condensed Consolidated Statements of
              Cash Flows for the Six Months ended
              June 30, 1996 and June 30, 1995. . . . . . . .3

            Notes to Condensed Consolidated Financial
              Statements as of June 30, 1996 . . . . . . . .4


  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . .6


PART II.  OTHER INFORMATION

  Item 5.   Other Information. . . . . . . . . . . . . . . .9

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .9


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .10

                             PART I.   FINANCIAL INFORMATION

                                    UNIMAR COMPANY AND SUBSIDIARIES

                             Condensed Consolidated Statements of Earnings
                                        (Thousands of dollars)
                                              (Unaudited)

                                   Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                    1996      1995       1996      1995

Oil and gas production revenues   $57,615   $53,261   $126,211  $113,800


Production costs                    6,009     6,473     11,882       12,246
Depletion, depreciation and
 amortization                      10,856    10,517    23,704        22,708
Exploration costs including
 dry holes                           (111)        -       247           (19)


Operating profit                   40,861    36,271     90,378       78,865


General and administrative
 expenses                             332       329       569           655
Other income                          (66)     (116)     (155)         (221)

Earnings before income taxes       40,595    36,058     89,964        78,431

Income tax expense
   Current                         30,284    26,411     64,068       55,338
   Deferred                        (1,876)   (1,375)    (3,752)      (2,101)
                                   28,408    25,036     60,316       53,237

Net earnings                      $12,187   $11,022   $ 29,648     $ 25,194


See accompanying Notes to Condensed Consolidated Financial Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets
                           (Thousands of dollars)



                                                 June 30,      December 31,
                                                   1996            1995
                                               (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                     $   4,661       $   4,882
  Accounts and notes receivable                    13,065           7,415
  Inventories                                       8,380           9,839
  Other current assets                              2,193           3,372

     Total current assets                          28,299          25,508

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)                  1,060,530       1,049,708
  Other                                             2,274           2,264

                                                1,062,804       1,051,972
  Less:  accumulated depreciation and
   depletion                                      697,384         673,543
  Net property, plant and equipment               365,420         378,429

Other assets                                        3,627           3,277

                                                 $ 397,346      $ 407,214


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                               $   2,488      $   2,394
  Advances from joint venture partners                 948          2,777
  Accrued liabilities                               13,944         14,595
  Income taxes                                      12,781         11,697
    Total current liabilities                       30,161         31,463

Deferred income taxes                              154,612        158,364
Other liabilities                                   12,759         12,321

Partners' capital                                 279,814         285,066
  Less:  demand notes receivable                   80,000          80,000
                                                  199,814         205,066

                                                $ 397,346       $ 407,214


See accompanying Notes to Condensed Consolidated Financial Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                           (Thousands of dollars)
                                 (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                   1996       1995


Net earnings                                     $ 29,648   $ 25,194
Adjustments to reconcile to net cash
 provided by operating activities:
   Depletion, depreciation and amortization        23,841     22,874
   Deferred income taxes                           (3,752)    (2,101)
   Exploratory dry hole costs                           -        (22)
   Changes in working capital and other            (2,397)    (5,560)

Net cash provided by operating activities          47,340     40,385

Investment activities:
   Capital expenditures                           (10,832)   (10,875)

Net cash used in investing activities             (10,832)   (10,875)

Financing activities:
   Capital contributions                           12,940     20,800
   Capital distributions                          (47,840)   (48,000)

Net cash used in financing activities             (34,900)   (27,200)

Increase (Decrease) in advances from joint
  venture partners                                 (1,829)     1,451


Increase (Decrease) in cash and cash equivalents     (221)     3,761

Cash and cash equivalents
  at beginning of period                            4,882      3,421

Cash and cash equivalents at end of period       $  4,661   $  7,182

IPU distributions paid                           $ 11,641   $ 10,456

Income taxes paid                                $ 62,984   $ 53,354




See accompanying Notes to Condensed Consolidated Financial Statements.

                      UNIMAR COMPANY AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                               June 30, 1996
                                (Unaudited)


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

                      UNIMAR COMPANY AND SUBSIDIARIES

                               June 30, 1996
                                (Unaudited)


(3)   The table below outlines the calculation of the Indonesian
      Participating Unit (IPU) participation payment for the second quarter of 1996.

                                                     1996
                                                 Second Quarter
                                             (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 52,160

       Oil and condensate receipts              7,494

       Other non-revenue cash receipts
                      from Joint Venture        1,709

                 Total positive cash flow      61,363

     Less negative cash flow:

       Expenditures to Joint Venture           11,020

       Indonesian income taxes                 27,104

                 Total negative cash flow      38,124

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 23,239

     Net cash flow for benefit of
       IPU holders*                          $  5,713

     Participation Payment per IPU*          $    .53





 * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of June 30, 1996, there were 10,778,590 IPUs issued and outstanding.

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


Liquidity and Capital Resources

     Cash flow from operations for the six months ended June 30, 1996 amounted to $47 million, an increase of $7 million as compared to the same period in 1995. The increase resulted primarily from higher sales prices and higher LNG sales volumes. Capital expenditures and net distributions to the partners for the first six months of 1996 were $11 million and $35 million, respectively. For the six months ended June 30, 1995, capital expenditures and net distributions to the partners were $11 million and $27 million, respectively.

     The Company's share of the 1996 Indonesian Joint Venture (IJV) expenditures is expected to be approximately $44 million of which $24 million is anticipated for exploration and development activities. During the first six months of 1996, $25 million was called by the IJV as compared to $28 million for the six months ended June 30, 1995.

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


Results of Operations

Quarter Ended June 30, 1996
                 Compared to Quarter Ended June 30, 1995

     Net earnings for the second quarter of 1996 were $12 million, as compared to $11 million in the prior year. The increase in earnings was mainly due to higher revenues as discussed below.

UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


     Second quarter 1996 revenues were $58 million, an increase of $5 million over the corresponding 1995 quarter. The increased revenues were primarily attributable to a 6 percent increase in both LNG sales prices and volumes, and a 5 percent increase in crude oil sales prices, which were partially offset by a 20 percent decrease in crude oil sales volumes.

     The average price received for LNG during the second quarter of 1996 increased to $3.00 per million BTUs as compared to $2.84 for the same period in 1995. The average crude oil price increased $0.98 to $18.91 per barrel in the second quarter of 1996.

     Gross LNG sales increased 18% to 67 cargoes in the second quarter of 1996. The IJV's share of the LNG sold increased 6% to 100 trillion BTUs (33.8 net equivalent cargoes) from 94 trillion BTUs (31.8 net equivalent cargoes). The percentage increase in gross cargoes was greater than the percentage increase in the IJV's share because the additional cargoes delivered were under those contracts in which the IJV has a lower net revenue sharing interest. Crude oil volumes net to the Company decreased by 81 thousand barrels to 323 thousand barrels, due primarily to the timing of crude oil liftings.

     Indonesian income tax expense in the second quarter of 1996 increased $3 million to $28 million. The increase in current income tax expense during the 1996 second quarter was primarily due to higher second quarter revenues. The effective tax rates for the 1996 and 1995 second quarters were 70 percent and 69 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

Six Months Ended June 30, 1996
Compared to Six Months Ended June 30, 1995

     Net earnings for the first six months of 1996 were $30 million, an increase of $5 million over the same period in 1995.
The increase in earnings was mainly the result of higher revenues as discussed below.

     Revenues for the first half of 1996 were $126 million, or $12 million higher than the first half of 1995. Of the $12 million increase, $11 million was from higher prices received for LNG and crude oil sales. The average price received for LNG for the first six months of 1996 was $2.98 per million BTUs, as compared to $2.76 for the same period in 1995. The price received for crude oil sales averaged $18.84 per barrel, an increase of $1.14 per barrel from the 1995 six month average. The prices received by the UNIMAR COMPANY AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Company for its products reflected higher worldwide crude oil prices during the first half of 1996 as compared to the first half of 1995.

     Gross LNG sales increased 8% to 141 cargoes in the first half of 1996. The IJV's share of LNG volumes increased 2% to 213 trillion BTUs (72.4 net equivalent cargoes) from 208 trillion BTUs (70.6 net equivalent cargoes). The percentage increase in gross cargoes was greater than the percentage increase in the IJV's share because the additional cargoes delivered were under those contracts in which the IJV has a lower net revenue sharing interest. Crude oil volumes of 869 thousand barrels, net to the Company, were comparable to last year's 873 thousand barrels for the first six months.

     Exploration costs increased during the first six months of 1996, due to the current year seismic program. These costs reflect an increased budget for seismic expenditures in 1996.

     Depletion, depreciation and amortization charges increased $1 million to $24 million, mainly due to the increased level of production in the first half of 1996.

     Income taxes in the first half of 1996 increased $7 million to $60 million. The increase in current tax expense during the first six months of 1996 was primarily due to higher revenues. The effective tax rates for the 1996 and 1995 six months were 67 percent and 68 percent respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

PART II.  OTHER INFORMATION


Item 5. Other Information

    During April 1996, Pertamina established 16.5399% as the participation percentage of the IJV in deliveries during the years 2000 to 2017 under long-term LNG sales contracts with the Chinese Petroleum Corporation and Korea Gas Corporation, respectively, and in certain deliveries under an extension of a long-term contract, originally signed in 1981, with Japanese industrial and utility customers.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (27)-1- Financial Data Schedule for the six months ended June 30, 1996.

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



DATE:  August 9, 1996