Form 10-Q
period 1996-09-30
UNIMAR CO
filed 1996-11-12
CIK 752290

UNIMAR COMPANY

                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Earnings
             For the Three Months and Nine Months ended
             September 30, 1996 and September 30, 1995  . . 1

           Condensed Consolidated Balance Sheets as of
             September 30, 1996 and December 31, 1995 . . . 2

           Condensed Consolidated Statements of
             Cash Flows for the Nine Months ended
             September 30, 1996 and September 30, 1995. . . 3

           Notes to Condensed Consolidated Financial
             Statements as of September 30, 1996. . . . . . 4


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
                                          (Unaudited)


                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                    1996      1995            1996       1995

Oil and gas production
revenues                      $62,693   $43,734         $188,904     $157,534

Production costs                5,762     5,884           17,644      18,130

Depletion, depreciation and
     amortization              12,180     9,566           35,884      32,274

Exploration costs including
     dry holes                  1,213        29          1,460            10


Operating profit               43,538    28,255         133,916      107,120

General and administrative
     expenses                     559       409           1,128        1,064
Other income                      (70)     (112)           (225)        (333)

Earnings before income taxes   43,049    27,958         133,013      106,389


Income tax expense
   Current                     32,806    21,040     96,874            76,378
   Deferred                    (1,219)   (1,378)    (4,971)           (3,479)

                               31,587    19,662     91,903            72,899

Net earnings                  $11,462   $ 8,296   $ 41,110          $ 33,490


See accompanying Notes to Condensed Consolidated Financial Statements.


                    UNIMAR COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                        (Thousands of dollars)


                                          September 30,   December 31,
                                             1996           1995
                                          (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                 $   6,309       $   4,882
  Accounts and notes receivable                14,915           7,415
  Inventories                                   8,519           9,839
  Other current assets                          2,440           3,372

     Total current assets                      32,183          25,508

Property, plant and equipment, at cost:
  Oil and gas properties
   (successful efforts method)              1,064,177       1,049,708
  Other                                         2,280           2,264

                                            1,066,457       1,051,972
  Less:  accumulated depreciation and
   depletion                                  709,640         673,543
  Net property, plant and equipment           356,817         378,429

Other assets                                    3,492           3,277

                                            $ 392,492       $ 407,214


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                          $   4,097       $   2,394
  Advances from joint venture partners            791           2,777
  Accrued liabilities                          14,297          14,595
  Income taxes                                 15,199          11,697
    Total current liabilities                  34,384          31,463

Deferred income taxes                         153,393         158,364
Other liabilities                              13,239          12,321

Partners' capital                             271,476         285,066
  Less:  demand notes receivable               80,000          80,000
         191,476                              205,066

                                            $ 392,492       $ 407,214

See accompanying Notes to Condensed Consolidated Financial Statements.

                   UNIMAR COMPANY AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows
                        (Thousands of dollars)
                              (Unaudited)

        Nine Months Ended
         September 30,
        1996       1995


Net earnings                                      $ 41,110   $ 33,490
Adjustments to reconcile to net cash
  provided by operating activities:
    Depletion, depreciation and amortization        36,098     32,519
    Deferred income taxes                           (4,971)    (3,479)
    Exploratory dry hole costs                           -        (22)
    Changes in working capital and other               364     (5,261)

Net cash provided by operating activities           72,601     57,247

Investment activities:
    Capital expenditures                           (14,488)   (17,886)

Net cash used in investing activities              (14,488)   (17,886)

Financing activities:
    Capital contributions                           17,400     30,400
    Capital distributions                          (72,100)   (69,000)

Net cash used in financing activities              (54,700)   (38,600)

Increase (Decrease) in advances from joint
  venture partners                                  (1,986)      (136)


Increase (Decrease) in cash and cash equivalents     1,427        625

Cash and cash equivalents
  at beginning of period                             4,882      3,421

Cash and cash equivalents at end of period        $  6,309   $  4,046

IPU distributions paid                            $ 17,354   $ 15,306

Income taxes paid                                 $ 93,372   $ 76,603




See accompanying Notes to Condensed Consolidated Financial Statements.

               UNIMAR COMPANY AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                        September 30, 1996
                           (Unaudited)


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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to gent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those est

 Notes to Condensed Consolidated Financial Statements, Continued
                        September 30, 1996
                           (Unaudited)


(3)    The table below outlines the calculation of the Indonesian
       Participating Unit (IPU) participation payment for the third quarter of 1996.

                                                     1996
                                                 Third Quarter
                                             (Thousands of dollars)

     Positive cash flow:

       Gas receipts                          $ 59,738

       Oil and condensate receipts              7,368

       Other non-revenue cash receipts
           from Joint Venture                   1,056
                 Total positive cash flow      68,162

     Less negative cash flow:

       Expenditures to Joint Venture           11,884

       Indonesian income taxes                 30,252

                 Total negative cash flow      42,136

     Net positive cash flow from
       23.125% interest in Joint Venture     $ 26,026

     Net cash flow for benefit of
       IPU holders*                          $  6,359

     Participation Payment per IPU*          $    .59





        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of September 30, 1996, there were 10,778,590 IPUs issued and outstanding.

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


Liquidity and Capital Resources

     Cash flow from operations for the nine months ended September 30, 1996 amounted to $73 million, an increase of $16 million as compared to the same period in 1995. The increase resulted primarily from higher sales prices and higher LNG sales volumes. Capital expenditures and net distributions to the partners for the first nine months of 1996 were $14 million and $55 million, respectively. For the nine months ended September 30, 1995, capital expenditures and net distributions to the partners were $18 million and $39 million, respectively.

     The Company's share of the 1996 Indonesian Joint Venture (IJV) expenditures is now expected to be approximately $42 million of which $22 million is anticipated for exploration and development activities. During the first nine months of 1996, $33 million was called by the IJV as compared to $36 million for the nine months ended September 30, 1995.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sale of crude oil and LPG. LNG and LPG are primarily sold under long term contracts whose prices are indexed by a basket of Indonesian crudes. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil and LNG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

                UNIMAR COMPANY AND SUBSIDIARIES

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Results of Operations

                Quarter Ended September 30, 1996
          Compared to Quarter Ended September 30, 1995

     Net earnings for the third quarter of 1996 were $11 million, as compared to $8 million in the prior year's third quarter. The increase in earnings was mainly due to higher revenues as discussed below.

     Third quarter 1996 revenues were $63 million, an increase of $19 million over the corresponding 1995 quarter. LNG and crude oil sales prices increased 21 percent and 24 percent, respectively, while LNG and crude oil sales volumes increased 17 percent and 18 percent, respectively.

     The average price received for LNG during the third quarter of 1996 was $3.09 per million BTUs as compared to $2.55 for the same period in 1995. The average crude oil price in the third quarter of 1996 increased by $3.88 per barrel over the corresponding 1995 quarter, to $20.25 per barrel.

     Gross LNG sales volumes increased 22 percent to 187 trillion BTUs in the third quarter of 1996, as compared to 153 trillion BTUs in the third quarter of 1995. The IJV's share of the LNG sold increased 17 percent to 105 trillion BTUs (35.7 net equivalent cargoes) from 90 trillion BTUs (30.6 net equivalent cargoes). The IJV's share of volumes increased by a smaller percentage than the gross volumes because more sales were under those contracts in which the IJV has a lower net revenue sharing interest.

     Crude oil volumes net to the Company increased by 76 thousand barrels to 500 thousand barrels, due primarily to the timing of crude oil liftings.

     Depletion, depreciation and amortization charges increased $2 million to $12 million, mainly due to the increased level of production in the third quarter of 1996 as compared to the third quarter of 1995.

     Exploration costs of $1 million during the third quarter of 1996 were due to planned seismic activities.

     Indonesian income tax expense in the third quarter of 1996 increased $12 million to $32 million. The increase in current income tax expense during the 1996 third quarter was primarily due

                   UNIMAR COMPANY AND SUBSIDIARIES

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


to higher third quarter revenues. The effective tax rates for the 1996 and 1995 third quarters were 73 percent and 70 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.


              Nine Months Ended September 30, 1996
        Compared to Nine Months Ended September 30, 1995

     Net earnings for the first nine months of 1996 were $41 million, an increase of $8 million over the same period in 1995.
The increase in earnings was mainly the result of higher revenues as discussed below.

     Revenues for the first nine months of 1996 were $189 million, or $31 million higher than the first nine months of 1995. LNG and crude oil sales prices increased 11 percent and 12 percent, respectively, while LNG and crude oil sales volumes increased 7 percent and 5 percent, respectively.

     The average price received for LNG was $3.01 per million BTUs, as compared to $2.70 for the first nine months of 1995. The price received for crude oil sales averaged $19.36 per barrel, an increase of $2.10 per barrel from the 1995 nine month average. The prices received by the Company for its products reflected higher worldwide crude oil prices during the first nine months of 1996 as compared to the first nine months of 1995.

     Gross LNG sales volumes increased 9 percent to 582 trillion BTUs in the first nine months of 1996, as compared to 536 trillion BTUs in the first nine months of 1995. The IJV's share of the LNG sold increased 7 percent to 318 trillion BTUs (108.1 net equivalent cargoes) from 298 trillion BTUs (101.2 net equivalent cargoes).
The IJV's share of volumes increased by a smaller percentage than the gross volumes because more sales were under those contracts in which the IJV has a lower net revenue sharing interest.

     Crude oil volumes net to the Company increased by 71 thousand barrels to 1,369 thousand barrels for the nine months of 1996.

     Exploration costs were $1 million, reflecting planned seismic activities in the current year.

     Depletion, depreciation and amortization charges increased $4

                UNIMAR COMPANY AND SUBSIDIARIES

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


million to $36 million, mainly due to the increased level of production in the first nine months of 1996.

     Income taxes in the first nine months of 1996 increased $19 million to $92 million. The increase in current tax expense during the first nine months of 1996 was primarily due to higher revenues. The effective tax rate for both the 1996 and 1995 periods was 69 percent. This rate is the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.

PART II.  OTHER INFORMATION


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (27)-1- Financial Data Schedule for the nine months ended September 30, 1996.

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


DATE: November 11, 1996