Form 10-K405
period 1996-12-31
UNIMAR CO
filed 1997-03-25
CIK 752290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _____________

                                   FORM 10-K

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________to__________

                         Commission File Number 1-8791

                                 UNIMAR COMPANY
             (Exact name of Registrant as specified in its charter)

                    TEXAS                              76-0108240
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)

 1221 MCKINNEY, SUITE 700, HOUSTON, TEXAS              77010-2015
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (713) 754-6650
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                    WHICH REGISTERED
             -------------------                    ----------------
       Indonesian Participating Units            American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO...

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Unimar Company is a general partnership between subsidiaries of Union Texas Petroleum Holdings, Inc. and LASMO plc.

================================================================================

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

    The principal executive offices of the Company are at 1221 McKinney, Suite 700, Houston, Texas 77010-2015 and its telephone number is (713) 754-6650. A Management Board consisting of six members, three appointed by each partner, exercises management, budgeting and financial control of the Company. As of December 31, 1996, VICO, in its capacity as the Joint Venture operator, had approximately 1,900 employees in the United States and Indonesia. The Company presently does not have any other employees. All aspects of the Company's business that are not associated with the management of the Joint Venture, such as operations, legal, accounting, tax and other management functions, are supplied either by VICO or employees of the partners in accordance with management agreements.

    The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons, and the demand for petroleum products. Furthermore, the Company's business could be materially affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments or customers, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment, and international economic and political developments including actions of members of the Organization of Petroleum Exporting Countries (OPEC). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF THE COMPANY'S INDONESIAN PARTICIPATING UNITS

    (a)  MARKET INFORMATION.  The Company's Indonesian Participating Units
(IPUs) are listed for trading on the American Stock Exchange under the symbol "UMR." The following table shows the reported high and low sales prices of the IPUs on a quarterly basis:

                   INDONESIAN PARTICIPATING UNIT PRICE RANGES

             FIRST QTR.  SECOND QTR.     THIRD QTR.   FOURTH QTR.
             ----------  -----------     ----------   -----------
1996
----
High          4-11/16      5-3/16         5             5-1/4
Low           3-13/16      3-7/8          4-1/8         4-3/16

1995
----
High          9-5/8       10              9-5/8         5-1/4
Low           9            9-1/16         4-7/8         3-5/8

Source of prices:  American Stock Exchange

(b) HOLDERS. As of February 14, 1997, 10,778,590 IPUs were outstanding and held by approximately 3,562 holders of record.

(c)  PAYMENTS PER INDONESIAN PARTICIPATING UNIT.

PERIOD                         PAYMENT DATE                PAYMENT
------                         ------------                -------
First Quarter  - 1995          May 30, 1995                0.48
Second Quarter - 1995          August 29, 1995             0.45
Third Quarter  - 1995          November 29, 1995           0.40
Fourth Quarter - 1995          February 29, 1996           0.43
First Quarter  - 1996          May 30, 1996                0.65
Second Quarter - 1996          August 29, 1996             0.53
Third Quarter  - 1996          November 29, 1996           0.59
Fourth Quarter - 1996          March 3, 1997               0.64

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

    Until September 25, 1999, at which time the IPUs will expire with no residual value, Participation Payments for any quarterly period will be paid 60 days in arrears to holders of record on the date 45 days after the last day of the period. Participation Payments of less than $0.01 per IPU for any quarterly period will be accumulated and paid when Participation Payments in any succeeding quarter, together with previously unpaid amounts, exceed $0.01 per IPU.

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

    The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to Pertamina. The split after August 7, 1998 will be 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina for gas sales under the 1973 LNG Sales Contract, the 1981 LNG Sales Contract and extension, Korean carryover quantities and the seven 1986 liquefied petroleum gas (LPG) Sales Contracts, to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields. For the gas used to fulfill the eleven-year extension (2000 - 2010) to the 1973 LNG Sales Contract that is supplied from the Badak or Nilam fields, 41.655 percent of such gas shall be split 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to Pertamina with the remaining gas supplying this extension to be split 30 percent to the Joint Venture after Indonesian income taxes and 70 percent to Pertamina. All other

LNG sales contract revenues after August 7, 1998 will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to Pertamina.

    Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018 will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to Pertamina. These revenue splits are based on Indonesian income tax rates of 56 percent through August 7, 1998 and 48 percent thereafter.

    In addition, the Joint Venture is required to sell 8.5 percent (7.2 percent after August 7, 1998) of the total oil and condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP). Accordingly, domestic market sales from the Semberah field, which commenced production in December 1991, were priced at ICP until December 1996. The participants' remaining oil and condensate production is generally sold in world markets.

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

EXPLORATION AND DEVELOPMENT

    From inception in 1972 up to and including December 31, 1996, the following wells were drilled in the East Kalimantan Contract Area:

                 TOTAL     COMPLETED
    FIELD        WELLS     PRODUCTIVE        DRY     SUSPENDED
  LOCATION      DRILLED      WELLS          HOLES      WELLS
  --------      -------    ----------       -----    --------
  Badak           188          178             7          3
  Nilam           170          170             -          -
  Semberah         62           56             4          2
  Mutiara          59           51             7          1
  Pamaguan         32           26             6          -
  Wailawi           6            6             -          -
  Other            46            6            31          9
                  ---           --            --         --

  Totals          563          493            55         15
                  ===          ===            ==         ==

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

    The tables below summarize completed exploratory and development drilling from 1994 through 1996 for the East Kalimantan Contract Area.

                              EXPLORATORY DRILLING

                 WELLS                       DRY
    YEAR        DRILLED    DISCOVERIES      HOLES
    ----        -------    -----------      -----
    1994          2            1             1
    1995          -            -             -
    1996          -            -             -

                    DEVELOPMENT OR FIELD EXTENSION DRILLING

                                          COMPLETED
                               ------------------------------
                 WELLS         FOR           FOR      FORDUAL       DRY
    YEAR        DRILLED        GAS           OIL      OIL&GAS      HOLES
    ----        -------        ---           ---      -------      -----
     1994          20           10             1          8           1
     1995          16            7             2          7           -
     1996           6            2             2          2           -

    Of 493 completed productive wells in the East Kalimantan Contract Area, approximately 285 contain more than one completion in the same bore hole.

    There were no wells in progress at December 31, 1996.

    The Company's share of the costs of the above wells ranged from 18.53 percent to 23.125 percent.

LNG SALES

    The following table sets forth total gas liquefied and sold as LNG, the Company's share of such production (calculated on a million cubic feet equivalency basis as described in Note (a) below), average sales prices (excluding transportation costs) and production (lifting) costs of such production for the years 1994 through 1996.

                                        YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------
                                 1996             1995               1994
                                 ----             ----               ----
Gross LNG Sales(MMCF) (a)      710,988           636,339            646,902

Company's Share of PSC
      LNG Sales (MMCF)          86,254            80,734             84,497

Average Sales Price
      per MCF (b)                $3.49             $2.96              $2.79

Average Production (Lifting)
      Cost per MCF               $0.19             $0.20              $0.18

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

    During 1996, the Company's share of the Joint Venture's expenditures was approximately $42 million, including $1 million of exploration expenditures and $21 million of development expenditures. In 1997, the Company's share of the Joint Venture's expenditures is expected to total $52 million, including $6 million of exploration expenditures and $26 million of development expenditures. The 1997 budgeted expenditures reflect continued development activities to maintain gas deliverability and a seismic and exploration program that provides for the drilling of several wells.

RESERVES

    The Company files no reports which include estimates of oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

    The estimated proved reserves of gas and of oil and condensate as of December 31, 1993, 1994, 1995 and 1996 attributable to the Joint Venture's interest in the PSC in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ustar. Gross proved field reserves are as follows:

                                 CRUDE OIL AND
                                  CONDENSATE             GAS
                                ---------------      -----------
   TOTAL PROVED RESERVES        (000'S BARRELS)      (DRY MMCFS)
---------------------------
Dec. 31, 1993                       203,068          7,187,995
Dec. 31, 1994                       224,995          7,149,560
Dec. 31, 1995                       196,892          6,636,127
Dec. 31, 1996                       217,392          6,118,180*

    * equivalent to approximately 5,961 trillion BTUs.

    THE JOINT VENTURE, AND THUS THE COMPANY, HAS NO OWNERSHIP INTEREST IN OIL AND GAS RESERVES BUT RATHER HAS THE RIGHT TO RECEIVE PRODUCTION AND REVENUES FROM THE SALE OF OIL, CONDENSATE, GAS, LNG AND LPG IN ACCORDANCE WITH THE PSC AND OTHER AGREEMENTS.

LNG PLANT

    Gas produced from the Joint Venture's interest in the PSC reserves is liquefied at the LNG Plant, which is owned by Pertamina and operated on a cost-reimbursement basis by a corporation in which the Joint Venture owns a 20 percent interest. The LNG Plant currently consists of six processing units (trains) having a combined input capacity of approximately 2.5 billion cubic feet of gas per operating day and a peak production capacity of approximately 639,000 barrels or 101,500 cubic meters of LNG and 28,000 barrels of condensate per day. The five storage tanks at the LNG Plant have a total capacity of 3.2 million barrels of LNG. Gas is supplied to the plant through three pipelines (two 36 inch and one 42 inch) which are connected to the central gas facilities at the Badak field, 35 miles south of the LNG Plant. The six train plant is one of the largest LNG processing facilities in the world and has the capacity to deliver 275 LNG cargoes per year. Since the first shipment in 1977, the LNG Plant has delivered 2,791 LNG cargoes.

    The LNG Plant has been developed in four phases. The original facility, which consisted of two trains (Trains A and B) and a dock, was constructed with financing arranged by Pertamina with the Central Bank of the Republic of Indonesia, an international consortium of commercial lenders and a corporation owned substantially by the Japanese LNG purchasers, and became fully operational in August 1977. Final payment on the loans was made in the first quarter of 1990.

    Expansion of the LNG Plant from two to four trains (Trains C and D) was completed in 1983. Funding was arranged by Pertamina with Japan Indonesia LNG Co., Ltd. (JILCO). Final payment on this financing arrangement was made in the third quarter of 1993.

    A fifth processing train (Train E) was completed in 1989 and supplies LNG required for the Taiwan LNG Sales Contract with the Chinese Petroleum Corporation (CPC), the state petroleum enterprise of the Republic of China (Taiwan). Project financing was arranged through a trustee borrowing with a consortium of Japanese banks and is supported by revenues from such sales contract, as well as in certain limited circumstances by portions of other revenue streams. The financing contains two tranches, with tranche A totaling $176.4 million at a fixed interest rate of 11.5 percent, and tranche B totaling $117.6 million. The financing is repayable in graduated quarterly payments over ten years beginning in the fourth quarter of 1990.

    The sixth processing train (Train F) was completed in November 1993 and supplies the LNG required for the LNG sales contract with Osaka Gas, Tokyo Gas and Toho Gas for the sale of 2,020 trillion BTUs over a twenty-year period which commenced in 1994. In August 1991, Pertamina and an international consortium of commercial banks and financial institutions completed project financing of $750 million of which $699 million was required to fund the construction of Train F and related support facilities. Financial support for the financing is limited to revenues from such sales contract. The financing is repayable over ten years in graduated quarterly payments which commenced in December 1994.

    As a result of the production performance of Train E, Pertamina made modifications to Trains A through D known as "debottlenecking." Trains C and D were modified in 1992 during regularly scheduled maintenance shutdowns. Likewise, Trains A and B were modified in 1993 during regularly scheduled maintenance shutdowns. Capacity tests on all four trains exceeded design rates such that Trains A through D are each now capable of LNG production rates comparable to Train F, an increase of 14 percent, or 22 LNG cargoes per year in total. The total cost of the Trains A through D debottlenecking project amounted to $79 million. These costs were funded through Package IV revenues. (See description of Package IV beginning on page 13).

    In July 1995, a $969.5 million financing was completed for the seventh train (Train G), third dock, LPG expansion and other support facilities. The financing was provided from Japanese sources through arrangements similar to those used to finance the LNG Plant's fifth and sixth trains. Repayment is scheduled to begin in 1998 principally from the proceeds of the medium-term LNG sales contracts with Chinese Petroleum Corporation and Korea Gas Corporation and, starting in 2000, from proceeds of the 1973 Sales Contract extension. The construction of the seventh train began in 1995 and is scheduled for completion in late 1997.

    In March 1997, a $1,127 million financing was signed for the eighth train (Train H), an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG Plant, and a debottlenecking project for Trains A through F. The financing provides for initial advances of up to $150 million, with further advances being conditioned upon the execution and delivery of the marine transportation agreement associated with the Badak VI Sales Contract. Construction is expected to begin in 1997. Revenues from the Badak V Sales Contract with Korea Gas Corporation and the Badak VI Sales Contract with Chinese Petroleum Corporation will be the primary sources of repayment for this financing.

    Financing for the fifth, sixth, seventh and eighth trains are nonrecourse to both Pertamina and the Joint Venture.

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

    The table below sets forth information regarding the status of the major project financings incurred or arranged by Pertamina to construct the LNG
Plant:

                    ORIGINAL
                  PRINCIPAL/     BALANCE AT     FINAL          PRIMARY
                    PAYMENT    DECEMBER 31,   PAYMENT         SOURCE OF
 FINANCING          AMOUNT         1996         DATE          REPAYMENT
 ---------          ------         ----         ----          ---------
                    (000'S)       (000'S)
Trains A & B
 and 1st
 Loading Dock    $771,500      $      -             -      1973 LNG Sales
                                                             Contract

Trains C & D      995,800             -             -      1981 LNG Sales
                                                             Contract

Train E           294,000      130,830           2000      Taiwan LNG Sales
                                                             Contract
Train F and
 Support
 Facilities       699,000       576,482          2004      Train F LNG
                                                             Sales Contract

Train G and
 Support
 Facilities       969,500       429,000(a)       2008      Package V Sales
                                                             Contracts (b)

Train H and
 Support
 Facilities     1,127,000             -(c)       2010      Badak V and Badak
                                                             VI Sales Contracts

2nd Loading Dock
 & Train E
 Support
 Facilities       135,000             -             -      1973 LNG Sales
                                                             Contract

LPG Facilities    157,700        39,220          1999      LPG Sales
                                                             Contract

(a) Drawdown amount as of December 31, 1996.

(b) Repayment is scheduled to begin in 1998 principally from the proceeds of the Korea and Taiwan Medium Term Sales Contracts and, starting in 2000, from the proceeds of the 1973 Sales Contract Extension.

(c) Financing was completed in March of 1997.

MARKETING AND DISTRIBUTION OF LNG

    Certain information regarding deliveries of LNG from the LNG Plant is set forth below:

                                       BTUS           AVERAGE
                  NUMBER OF LNG    IN TRILLIONS      PRICE PER
                 TANKER LIFTINGS   (APPROXIMATE)        MMBTU
                 ---------------   -------------     ---------
      1994             247              716            $2.52
      1995             240              704            $2.67
      1996             287              787            $3.15

    As a result of variations in LNG tanker capacity among the various sales contracts, the measure of a net equivalent cargo has been established. One net equivalent cargo equates to the quantity of LNG delivered for the Joint Venture's interest in a 1973 Sales Contract shipment.

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

    The following table sets forth information regarding the LNG Plant's share of the LNG Sales Contracts grouped together by the Joint Venture PSC's participating percentages in the sales contracts (each such group being referred to as a "package"):

PACKAGE         EQUITY           SALES CONTRACT           TERM         REMAINING GROSS     NET EQUIVALENT         BASE LNG PRICE
-------        INTEREST          --------------           ----             VOLUMES           CARGOES (b)           PER MMBTU (a)
               ---------                                                   -------           -------               ---------
                                                                            TBTUs          1996 REMAINING       12/31/96 01/31/97
                                                                                           ---- ---------       -----------------
   I            97.9%                 1973              1977-1999             86            61         29          3.62    3.77

   II           66.4%                 1981              1983-2003          1,062            39        240          3.68    3.84

  IIIA          50.0%           Korean Carryover        1986-2006            145             3         25          3.62    3.77

  IIIB          29.6%                Taiwan             1990-2009          1,144             8        115          3.61    3.76

  IIIB          29.6%                 Toho              1988-1997              4             -          -          3.62    3.77

  IIIB          29.6%           1981 Additional         1990-2003            114             2         11          3.68    3.84

   IV           27.2%               Train F             1994-2013          2,035            11        188          3.47    3.62

   IV           27.2%               Korea II            1994-2014            865             7         80          3.50    3.65

   IV           27.2%            1973 Extension         1997-1999            446             -         41          3.62    3.77

   IV           27.2%         Medium City Gas Co.       1996-2015            358             1         33          3.61    3.76

   IV           27.2%                 Toho              1990-1999             13             2          1          3.62    3.77

   V            21.6%            1973 Extension         2000-2009          4,361             -        320             -

   V            21.6%          Korea Medium Term        1995-1999            401             6         29          3.66    3.81

   V            21.6%               Badak V             1998-1999            106             -          8             -       -

   V            21.6%          Taiwan Medium Term       1998-1999             46             -          3             -       -

   V            21.6%               Badak VI            1998-1999             44             -          3             -       -

   V            21.6%       Aquarius/Aries Extension    1997-1999             48             -          3             -       -

   VI          16.5%(c)          1981 Extension         2003-2008            942             -         53             -       -

   VI          16.5%(c)             Badak V             1998-2017            956             -         54             -       -

   VI          16.5%(c)             Badak VI            1998-2017          1,686             -         95             -       -

  VII            (d)             1973 Extension         2010-2010            436             -         (d)            -       -

  VII            (d)             1981 Extension         2009-2011            565             -         (d)            -       -

                                                                          ------           ---
                                                                          15,863           140
                                                                          ======           ===

(a)  Excludes transportation costs, where applicable.

(b) Net equivalent cargoes represent the Joint Venture PSC's equity based on an average of 2,942 BBTUs per cargo.

(c) Pertamina and the East Kalimantan producers reached final agreement on Package VI revenue sharing percentages in April of 1996. The Joint Venture PSC's interest is 16.5 percent.

(d) The Joint Venture PSC's participation percentage in Package VII sales has not yet been determined and is not expected until 1999. Absent the discovery of significant additional gas reserves, the Joint Venture PSC's percentage in Package VII sales is expected to be less than the Package VI percentage.

     LNG is primarily sold under six long-term sales contracts between Pertamina and buyers in Japan, Taiwan and Korea. These contracts are the 1973 Sales Contract, the 1981 Sales Contract, the Taiwan Sales Contract, the Train F Sales Contract, the Korea II Sales Contract and the Medium City Gas Company Sales Contract. Extensions to certain of these contracts, and several medium term sales contracts, are supplied by the excess capacity of the LNG plant due to the expansion of its facilities. The gas processed by the LNG Plant is supplied from the Joint Venture's contract area as well as other fields in which the Joint Venture has no interest. The Joint Venture's share in LNG volumes from the LNG plant is expected to decline in 1997 by about 15 percent as compared to 1996 due to the phaseout of the original 1973 Sales Contract in which the Joint Venture has a high participation interest.

     LNG sales contracts and amendments thereto are executed between Pertamina and the buyers for the sale and delivery of a fixed quantity of BTUs of LNG at a price that reflects an LNG element derived from a basket of Indonesian crude oil prices that is recalculated monthly. A transportation charge is added to the LNG element under all contracts except for the 1981 Sales Contract and Extension, the Train F Sales Contract, the Korea II Sales Contract, a portion of the Korea Medium Term Sales Contract and the Badak V Sales Contract, where the buyers bear the risk of loss during shipment and the transportation costs. In those instances where the seller bears the risk of loss during shipment, the cargoes are insured.

     The LNG to be delivered under the sales contracts is supplied from the LNG Plant and, in some cases, from a separate facility at Arun in Sumatra (Arun Plant). The Joint Venture does not supply gas to the Arun Plant or have any interest in revenues from the sale of its products. The allocation of contract quantities between the LNG Plant and the Arun Plant is determined by Pertamina. All deliveries under the 1981 Sales Contract and Extension, the Taiwan Sales Contract, the Train F Sales Contract, the 1973 Sales Contract Extension, the Badak V Sales Contract and the Badak VI Sales Contract are or will be exclusively supplied by the LNG Plant.

     In April of 1996, Pertamina and the East Kalimantan producers reached final agreement on the Package VI revenue sharing percentage. The Joint Venture PSC's interest is 16.5 percent. The 1981 Sales Contract Extension is an eight-year extension contract, the first five years of which will be at the Package VI Joint Venture PSC rate of 16.5 percent. The remaining three years will be at a Package VII rate which has not yet been determined by Pertamina and is not expected before 1999. It is expected that this rate will be less than the Package VI rate of 16.5 percent.

     The Badak V Sales Contract between Pertamina and Korea Gas Corporation and the Badak VI Sales Contract between Pertamina and Chinese Petroleum Corporation were both executed in 1995 and are twenty-year supply contracts. The first two years of each contract are supplied at the Package V rate of 21.6 percent; the remaining eighteen years will be supplied at the Package VI rate of 16.5 percent. Revenues from these two sales contracts will be the primary source of repayment for the Train H financing.

     The final year of the 1973 Sales Contract extension will be supplied at a Package VII rate. This rate has not yet been determined by Pertamina and is not expected before 1999. It is expected that this rate will be less than the Package VI rate.

     During the years ended 1996, 1995 and 1994, sales to Osaka Gas Co., Ltd., The Kansai Electric Power Co. Inc., and The Chubu Electric Power Co., Inc. each individually accounted for more than 10 percent of the Company's total revenues.

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

MARKETING AND DISTRIBUTION OF LPG

     Pertamina has individual contracts with seven Japanese utility companies for the sale and delivery of LPG through the year 1998. The LPG facility at the LNG Plant supplies approximately 800,000 metric tons per year under these contracts. In 1996, 22 gross cargoes including spot sales, totaling 969,000 metric tons of LPG were shipped from the LNG Plant to Japan at an average invoice price of $209.77 per metric ton. The Joint Venture was allocated a Package IIIB sharing percentage for revenues from the first 401,000 metric tons sold, a Package IV sharing percentage for revenues from the next 90,000 metric tons sold, and a Package V sharing percentage for revenues from the remaining 478,000 metric tons sold during 1996, after deducting LPG-related operating costs and debt service.


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

     The Company's share of the Joint Venture's oil and condensate, except for that sold to Pertamina for Indonesian domestic consumption, is sold at the applicable ICP for the grade of oil exported.

     Effective August 1, 1994, the Company has marketed for export two segregated streams of crude oil, Badak Crude and Bontang Mix. In 1996, 88 percent of the Company's export sales were Bontang Mix, the balance of 12 percent being Badak. These crudes have individual ICPs. Since the inception of segregated crude oil marketing in 1994, the ICPs have more closely mirrored world market crude oil prices for each grade of crude oil sold.

     The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at ICP. Domestic market sales from the Semberah field, which commenced production in December 1991, were priced at ICP until December 1996.

     Substantially all of the oil and condensate currently being produced by the Joint Venture from the PSC area is being produced from the Badak, Nilam, Mutiara and Semberah fields. Selected data pertaining to oil and condensate sales for 1994 through 1996 appear below:

                                             YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                      1996             1995             1994
                                      ----             ----             ----

Total Oil & Condensate
     Sales (barrels) (a)           25,155,246       21,739,437       22,635,461

Company's Oil & Condensate
     Sales (barrels) (b)            1,702,788        1,710,547        1,778,966

Company's Average Sales
     Price (per barrel) (b)     $       20.04      $     17.18       $    16.46

Average Production (Lifting)
     Cost (per barrel)          $        1.12      $      1.21       $     1.05


(a) Includes production attributable to other contractors' share of unitized operations in the Badak and Nilam fields. See "Exploration and Development".

(b)  Excludes domestic consumption sales.

COMPETITION AND RISKS

     Indonesian oil and LNG competes in the world market with oil and LNG produced from other nations. Indonesia is a member of OPEC, and any OPEC-imposed restrictions on oil or LNG exports in which Indonesia participates could have a material adverse effect on the Company.

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

                            1996   1995   1994   1993   1992
                            ----   ----   ----   ----   ----
                                 (millions of dollars)

Operating revenues          $253   $202   $198   $201   $206

Earnings before
 extraordinary item           51     40     36     30     24

Net earnings                  51     40     33     30     24

Total assets                 383    407    422    449    472

Debt and security subject
  to mandatory redemption    --     --     --      33     32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations amounted to $104 million in 1996, as compared to $80 million in 1995. The increase resulted primarily from higher oil prices combined with increased LNG volumes. Capital expenditures of $21 million were primarily spent on continued development activities in the Badak, Nilam, Mutiara and Semberah fields as was the case in 1995. Net distributions in 1996 to the partners from the Company were $83 million, $29 million greater than in 1995.

     In December of 1996, the VICO Board of Directors approved a plan to consolidate the Balikpapan office into the Jakarta office and Badak field office as a result of an ongoing business process reengineering effort. The closing of the Balikpapan office will result in the elimination of a number of positions and an anticipated reduction in the number of employees. A voluntary early retirement program has been offered to all qualifying national employees. The Company has included an accrual of approximately $1 million, net of cost recovery, for its share of this plan. The Company also continues to maintain a reserve and accrue interest for the potential exposure in a royalty dispute. At December 31, 1996, the reserve approximated $7 million.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sales of crude oil and LPG. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in 1997 and future years for its crude oil, LNG and LPG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in sales prices.

     LNG sales are made under six principal long-term contracts and several short- and medium-term contracts with Japanese, South Korean and Taiwanese industrial and utility companies. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. During 1996, 140 net equivalent cargoes were shipped, of which 127 were under these long-term contracts (1995, 131 and 121 respectively).

     Through the culmination of its supply agreements with Pertamina, 1996 was a peak gas demand year for the Joint Venture. The Joint Venture's equity interest in sales agreements is based on its share of gas reserves available for commitment. This equity interest has declined over time due to the increased participation of other production sharing contractors in the more recent supply agreements. Absent the discovery of significant additional gas reserves in the Joint Venture PSC area, the Joint Venture's participation in future sales will continue to decline.

     The Joint Venture's share of LNG shipments in 1997 is expected to decline by approximately 15 percent as compared to 1996, due to the phase-out of the original 1973 Sales Contract in which the Joint Venture has a higher revenue sharing interest. A further decline in the Joint Venture's share of LNG shipments is expected in 1998. In 1997, the Company anticipates the shipping of approximately 117 net equivalent cargoes.

     A seventh processing train (Train G) is being constructed at the LNG plant to produce the LNG required for the LNG sales contracts in Package V. In addition to the processing train, a third LNG/LPG dock, an additional LPG storage tank and other support facilities are being constructed at the LNG Plant. Project financing was for the amount of $970 million, of which $429 million was drawn down as of December 31, 1996. The financing is repayable over ten years in graduated quarterly payments commencing in the fourth quarter of 1998. At December 31, 1996, the overall progress of the Train G project engineering, procurement and construction was 81.5 percent. Completion of the project is scheduled for late 1997. Financing for Train G is nonrecourse to both Pertamina and the Joint Venture.

     In March 1997, a $1,127 million financing was signed for the eighth train (Train H), an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG Plant, and a debottlenecking project for Trains A through F. The financing provides for initial advances of up to $150 million, with further advances being conditioned upon the execution and delivery of the marine transportation agreement associated with the Badak VI Sales Contract. Construction is expected to begin in 1997. Revenues from the Badak V Sales Contract with Korea Gas Corporation and the Badak VI Sales Contract with Chinese Petroleum Corporation will be the primary sources of repayment for this financing.

     Capital expenditures of the Joint Venture relate to the exploration and development of the oil and gas fields. In 1997, the Company's share of the Joint Venture expenditures is expected to total $52 million, including $6 million of exploration expenditures and $26 million of development expenditures. The 1997 budgeted expenditures reflect continued development activities to maintain gas deliverability and a seismic and exploration program that provides for the drilling of several wells.

     The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, the Company's business could be profoundly affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments or customers, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment and international economic and political developments including actions of members of OPEC.

     The Company's revenues are predominately based on the market price of crude oil, which is denominated in U. S. dollars. Certain operating costs, taxes and capital costs represent commitments settled in foreign currency. Currency exchange rate fluctuations on transactions in currencies other than U.
S. dollars are recognized as adjustments to the U. S. dollar cost of the transaction.

     The Company is unaware of any unrecorded environmental claims as at December 31, 1996 which would have a material impact upon the Company's financial condition or operations.

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

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Net earnings for the year ended December 31, 1996 were $51 million as compared to $40 million for the year ended December 31, 1995. Net earnings for 1996 benefitted from increased oil and gas revenues, partially offset by higher depletion and exploration costs. Cash flow from operations for the year ended December 31, 1996 was $104 million as compared to $80 million for the year ended December 31, 1995.

     Revenues for the year ended December 31, 1996 were $253 million compared to $202 million in the prior year. The increase in revenues was attributable to increased prices received for LNG and crude oil sales in addition to increased LNG volumes. The Joint Venture PSC's share of LNG volumes in 1996 increased 27 trillion BTUs to 413 trillion BTUs (140 net equivalent cargoes) as compared to 386 trillion BTUs (131 net equivalent cargoes) in 1995. The increase in LNG volumes was due to higher contractual commitments during 1996. Crude oil and condensate volumes (excluding domestic consumption) net to the Company in both 1996 and 1995 were 1.7 million barrels.

     The average price received for LNG in 1996 increased $0.48 per million BTUs to $3.15 per million BTUs as compared to $2.67 per million BTUs in 1995. The average price received for crude oil increased $2.86 per barrel to $20.04 per barrel in 1996 as compared to $17.18 per barrel in 1995.

     The table below summarizes the volumes and average prices for the Company's share of PSC LNG sales as well as the Company's crude oil sales (excluding domestic consumption) for the years ended December 31, 1996 and 1995:

                                   1996    1995
                                   ----    ----
Volumes
    LNG (tbtus)                    95.5    89.3
    Oil & Condensate (mmbbls)       1.7     1.7
Prices
    LNG ($/mmbtu)                   3.15    2.67
    Oil ($/bbl)                    20.04   17.18


     Production costs of $24 million for 1996 decreased slightly as compared to the prior year. Depletion, depreciation and amortization for 1996 was $47 million, an increase of $5 million, reflecting the record level of production attained in 1996.

     Exploration costs increased by $1 million in 1996 as compared to the prior year due to an expanded seismic program. During 1996, the Company drilled no exploration wells.

     General and administrative expenses for 1996 decreased slightly from the prior year.

     The effective tax rates for 1996 and 1995 were 71 percent and 70 percent, respectively. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company's activities which are not deductible in the partnership for Indonesian tax purposes.


RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Net earnings for the year ended December 31, 1995 were $40 million as compared to $33 million for the year ended December 31, 1994. Included in the 1994 results was an extraordinary loss of $3 million for the redemption of its 8-1/4 percent debentures. Net earnings for 1995 benefitted from increased oil and gas revenues, lower depletion and exploration costs, partially offset by higher production costs. Cash flow from operations for the year ended December 31, 1995 was $80 million as compared to $86 million for the year ended December 31, 1994.

     Revenues for the year ended December 31, 1995 were $202 million compared to $198 million in the prior year. The increase in revenues was attributable to increased average prices received for LNG and crude oil sales, partially offset by decreased LNG and crude oil volumes. The Joint Venture PSC's share of LNG volumes in 1995 decreased 18 trillion BTUs to 386 trillion BTUs (131 net equivalent cargoes) as compared to 404 trillion BTUs (138 net equivalent cargoes) in 1994. The decrease in LNG volumes was due to lower contractual commitments during 1995. Crude oil and condensate volumes (excluding domestic consumption) net to the Company in 1995 and 1994 were 1.7 million barrels and
1.8 million barrels respectively.

     The average price received for LNG in 1995 increased $0.15 to $2.67 per million BTUs as compared to $2.52 per million BTUs in 1994. The realized crude oil price increased $0.72 per barrel to $17.18 per barrel in 1995 as compared to $16.46 per barrel in 1994.

     The table below summarizes the volumes and average prices for the Company's share of PSC LNG sales as well as the Company's crude oil sales (excluding domestic consumption) for the years ended December 31, 1995 and 1994:

                                     1995    1994
                                     ----    ----
Volumes
    LNG (tbtus)                      89.3    93.4
    Oil and Condensate (mmbbls)       1.7     1.8
Prices
    LNG ($/mmbtu)                     2.67    2.52
    Oil ($/bbl)                      17.18   16.46

         Production costs for 1995 increased $5 million to $25 million as compared to the prior year, due in part to higher workover costs and an increased reserve for obsolete inventory. Depletion, depreciation and amortization for 1995 was $42 million, a decrease of $9 million, reflecting the lower levels of production and the year's effect of reserve additions which occurred during the fourth quarter of 1994.

         Exploration costs decreased by $3 million in 1995 as compared to the prior year due to lower seismic costs and the absence of exploratory drilling. During 1995, the Company drilled no exploration wells, whereas two exploration wells were drilled in 1994, including one discovery.

     General and administrative expenses decreased slightly from the prior year.

     The effective tax rates for both 1995 and 1994 were 70 percent. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company's activities which are not deductible in the partnership for Indonesian tax purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


To The Partners of Unimar Company

We have audited the accompanying consolidated balance sheets of Unimar Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows, and partners' capital for the two years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the two years ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       KPMG Peat Marwick LLP






Houston, Texas
February 26, 1997

                         REPORT OF INDEPENDENT AUDITORS


To The Partners of Unimar Company

We have audited the consolidated balance sheet of Unimar Company and subsidiaries as of December 31, 1994 and the related consolidated statements of earnings, cash flows, and partners' capital for the year then ended. The consolidated balance sheet as of December 31, 1994 is not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP






Houston, Texas
February 24, 1995

                        UNIMAR COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)

                                                             1996          1995
                                                             ----          ----

ASSETS
Current assets:
     Cash and cash equivalents                            $    3,274   $    4,882
     Accounts receivable                                      13,943        7,415
     Inventories                                               8,177        9,839
     Other current assets                                      2,951        3,372
                                                          ----------   ----------

       Total current assets                                   28,345       25,508

Property, plant and equipment, at cost:
     Oil and gas properties (successful efforts method)    1,070,819    1,049,708
     Other                                                     2,287        2,264
                                                          ----------   ----------
                                                           1,073,106    1,051,972

     Less: accumulated depreciation and depletion            720,976      673,543
                                                          ----------   ----------
           Net property, plant and equipment                 352,130      378,429

Other assets                                                   3,002        3,277
                                                          ----------   ----------

                                                          $  383,477   $  407,214
                                                          ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable                                     $    1,043   $    2,394
     Advances from joint venture partners                      1,234        2,777
     Accrued liabilities                                      17,892       14,595
     Income and other taxes                                   19,924       11,697
                                                          ----------   ----------

       Total current liabilities                              40,093       31,463

     Deferred income taxes                                   154,087      158,364
     Other liabilitie                                         14,859       12,321

Partners' capital                                            254,438      285,066
     Less: demand notes receivable                            80,000       80,000
                                                          ----------   ----------
                                                             174,438      205,066
                                                          ----------   ----------

Commitments and Contingencies
                                                          $  383,477   $  407,214
                                                          ==========   ==========


See accompanying Notes to Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)


                                              1996          1995         1994
                                              ----          ----         ----


Oil and gas production revenues            $ 252,653    $ 202,019    $ 197,925

Production costs                              24,404       24,749       19,623
Depletion, depreciation and amortization      47,156       41,717       50,554
Exploration costs including dry holes          1,045          102        2,787
                                           ---------    ---------    ---------

Operating profit                             180,048      135,451      124,961


General and administrative expenses            1,361        1,460        1,923
Interest expense                                  76           54           55
Interest income                                 (305)        (313)        (274)
Other (income) expense                          (213)        (172)         624
                                           ---------    ---------    ---------


Earnings before income taxes and
  extraordinary item                         179,129      134,422      122,633

Income tax expense (benefit)
  Current                                    131,992       98,883       90,661
  Deferred                                    (4,277)      (4,602)      (4,240)
                                           ---------    ---------    ---------
                                             127,715       94,281       86,421
                                           ---------    ---------    ---------


Earnings before extraordinary item            51,414       40,141       36,212

Extraordinary loss on redemption of debt        --           --          3,108
                                           ---------    ---------    ---------

Net earnings                               $  51,414    $  40,141    $  33,104
                                           =========    =========    =========


See accompanying Notes to Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)

                                                                            1996        1995          1994
                                                                            ----        ----          ----

Net earnings                                                             $  51,414    $  40,141    $  33,104

Adjustments to reconcile to net cash provided by operating activities:
       Loss on extraordinary item                                             --           --          3,108
       Depletion, depreciation and amortization                             47,434       42,044       50,889
       Deferred income taxes                                                (4,277)      (4,602)      (4,240)
       Exploratory dry hole costs                                             --             (6)       2,635
       Loss on sale of assets                                                    2         --            710
       (Increase) Decrease in operating
         receivables                                                        (6,528)      (1,533)       5,722
       (Increase) Decrease in inventories                                    1,662        2,628       (1,581)
       Increase (Decrease) in operating payables
         and accruals                                                        2,604         (142)       5,482
       Increase (Decrease) in other operating
         assets and liabilities                                             11,461        1,890      (10,215)
                                                                         ---------    ---------    ---------
Net cash provided by operating activities                                  103,772       80,420       85,614
                                                                         ---------    ---------    ---------

Investment activities:
       Capital expenditures                                                (21,138)     (26,307)     (34,399)
       Proceeds from sale of assets                                              1         --            382
                                                                         ---------    ---------    ---------
Net cash used in investing activities                                      (21,137)     (26,307)     (34,017)
                                                                         ---------    ---------    ---------

Financing activities:
       Capital contributions                                                22,200       36,200       65,800
       Capital distributions                                              (104,900)     (90,000)     (83,900)
       Debt repaid                                                            --           --        (36,400)
                                                                         ---------    ---------    ---------
Net cash used in financing activities                                      (82,700)     (53,800)     (54,500)
                                                                         ---------    ---------    ---------

Increase (Decrease) in advances from joint
  venture partners                                                          (1,543)       1,148       (1,960)
                                                                         ---------    ---------    ---------

Net increase (decrease) in cash and
  cash equivalents                                                          (1,608)       1,461       (4,863)

Cash and cash equivalents at beginning
  of year                                                                    4,882        3,421        8,284
                                                                         ---------    ---------    ---------

Cash and cash equivalents at end of year                                 $   3,274    $   4,882    $   3,421
                                                                         =========    =========    =========

Supplemental cash flow disclosure:

IPU distributions paid                                                   $  23,713    $  19,617    $  18,539
                                                                         =========    =========    =========

Interest paid                                                            $      70    $      46    $     331
                                                                         =========    =========    =========

Income taxes paid                                                        $ 123,764    $  98,512    $  94,174
                                                                         =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)



                                        USTAR        UNISTAR       TOTAL

Balance, January 1, 1994              $ 135,784    $ 147,043    $ 282,827

Contributions                            32,900       32,900       65,800

Cash distributions                      (41,950)     (41,950)     (83,900)

ENSTAR pension liability adjustment         208          209          417

Net earnings                             16,552       16,552       33,104
                                      ---------    ---------    ---------

Balance, December 31, 1994              143,494      154,754      298,248

Contributions                            18,100       18,100       36,200

Cash distributions                      (45,000)     (45,000)     (90,000)

ENSTAR pension liability adjustment         239          238          477

Net earnings                             20,071       20,070       40,141
                                      ---------    ---------    ---------

Balance, December 31, 1995              136,904      148,162      285,066

Contributions                            11,100       11,100       22,200

Cash Distributions                      (52,450)     (52,450)    (104,900)

ENSTAR pension liability adjustment         329          329          658

Net earnings                             25,707       25,707       51,414
                                      ---------    ---------    ---------

Balance, December 31, 1996            $ 121,590    $ 132,848    $ 254,438
                                      =========    =========    =========



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

         (d)      Accounting for Oil and Gas Properties

                  Oil and gas exploration, development and production activities are accounted for under the successful efforts method of accounting. Under this method of accounting, the cost of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluation and exploratory experience. Costs to drill and equip wells that

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

         (d)      Accounting for Oil and Gas Properties (continued)

                  find proved reserves are capitalized while costs associated with unsuccessful exploratory wells are expensed. Other exploratory expenditures, including geological and geophysical costs and annual lease rentals are expensed as incurred. Costs incurred to drill and equip productive wells, including development dry holes and related production facilities are capitalized.

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

                  The Company applies the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An impairment evaluation, with reserves recorded as necessary for any tax benefit not expected to be realized, is required of deferred tax assets. A current tax expense or benefit is recognized for estimated taxes payable or refundable on tax returns for the current year. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (g)      Concentrations of Credit Risk

                  Financial instruments which may subject the Company to concentrations of credit risk consist principally of short-term investments and trade receivables. The Company's excess cash is invested in time deposits with major banks. These deposits are purchased at a maturity of three months or less, and have minimal risk.

                  The Company's receivables consist primarily of the revenues derived from the sale of LNG under long-term contracts with utility and industrial companies in Japan, Taiwan and Korea. The buyers of the LNG make payment in United States dollars to a U.S. bank as trustee for the Joint Venture and other parties. The trustee, after deducting plant operating costs, transportation charges and project debt service from the gross LNG sales proceeds, distributes the net proceeds to the Joint Venture participants and other parties. The Company's trade receivables at December 31, 1996 result principally from sales of LNG, LPG and oil and are considered current and collectible, and collateral is not required to secure such receivables.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

         (g)      Concentrations of Credit Risk  (continued)

                  During the years ended 1996, 1995 and 1994, LNG sales to Osaka Gas Co., Ltd., The Kansai Electric Power Co., Inc., and The Chubu Electric Power Co., Inc. individually accounted for more than 10 percent of the Company's total revenues.

         (h)      Fair Value of Financial Instruments

                  The Company has various types of financial instruments consisting of cash and cash equivalents, accounts receivable, other current assets, accounts payable, advances from joint venture partners and accrued liabilities. The carrying amount approximates fair value because of the short maturity of these instruments.

         (i)      Foreign Currency

                  The functional currency for translating the accounts of foreign subsidiaries is the U. S. dollar. Transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in the determination of net earnings.

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

         Virginia Indonesia Company (VICO), a subsidiary of the Company, is the operator of the Joint Venture and is responsible for conducting exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture partners to VICO. In addition to operating management responsibility, the operator acts as a custodian of Joint Venture cash received from its partners until disbursed in payment of operating and capital expenditures. At December 31, 1996 and 1995, cash and cash equivalents included $1,234 and $2,777, respectively, advanced from the other Joint Venture partners.

                        UNIMAR COMPANY AND SUBSIDIARIES

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

         The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves and related assets, but rather receives revenues from the sale of oil, condensate, liquefied petroleum gas (LPG) and LNG in accordance with the PSC. The Joint Venture is required to sell
         8.5 percent (7.2 percent after August 7, 1998) of the total oil and condensate production from the contract area for Indonesian domestic consumption. Such amounts were purchased for domestic use in 1996, 1995 and 1994. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price
         (ICP). The Semberah field which commenced production in December 1991 was exempt from the domestic obligation pricing until December 1996.

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

                        UNIMAR COMPANY AND SUBSIDIARIES

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

         Pertamina currently sells LNG to Japanese, Korean and Taiwanese utility and industrial customers primarily under six long-term contracts that expire in 1999, 2003, 2009, 2013, 2014 and 2015, respectively. Contracted sales of LNG to these customers approximated 75 percent, 73 percent, and 72 percent of the Company's gross revenues in 1996, 1995 and 1994, respectively.

         The Joint Venture's share in LNG volumes from the LNG plant is expected to decline in 1997 by about 15 percent as compared to 1996 due to the phaseout of the original 1973 Sales Contract in which the Joint Venture has a high participation interest.

(4)      CASH AND CASH EQUIVALENTS

         At December 31, 1996 and 1995, cash and cash equivalents included short-term deposits and highly liquid debt instruments, purchased at a maturity with three months or less, of $3,274 and $4,882, respectively.

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is as follows:

                                 1996         1995
                                 ----         ----

Oil and gas properties        $1,070,819   $1,049,708

Less: Accumulated depletion      719,285      672,130
                              ----------   ----------
                                 351,534      377,578
Other, net of accumulated
  depreciation of $1,691 in
  1996 and $1,413 in 1995            596          851
                              ----------   ----------

                              $  352,130   $  378,429
                              ==========   ==========

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(6)      ACCRUED LIABILITIES

         As at December 31, 1996 and 1995, accrued liabilities consisted of:

                                  1996      1995
                                  ----      ----

Accrued IPU liability           $ 8,641   $ 5,629
Indonesian operating accruals     8,976     7,937
Other                               275     1,029
                                -------   -------

                                $17,892   $14,595
                                =======   =======


(7)      LEASES

         The Operator's minimum future rental payments required by year under operating leases that have initial or remaining noncancelable lease terms in excess of one year are:

                   1997                                     $  6,427
                   1998                                        4,355
                   1999                                          289
                   2000                                          261
                   Later years                                    22
                                                             -------

                   Total minimum payments required           $11,354
                                                             =======

         The above commitments represent leases on the Joint Venture's U.S. and Indonesian offices, housing leases, and contract commitments with various suppliers which cover drilling services, geological services and office administrative functions, and are included net of estimated cost recovery.

         Rent expense, net of cost recovery, was $3,123, $2,269 and $4,553 in 1996, 1995 and 1994 respectively. The Company charges its proportionate share of the Joint Venture's rent expense to operations for all operating leases.

         The above minimum future rental payments have not been reduced by future minimum sublease rentals of $1,244 due under non-cancelable subleases.

(8)      INCOME AND OTHER TAXES

         At December 31, 1996, the Company had investment tax credit carryovers of $2,066 that expire in 1997 through 2001, net foreign tax credit carryovers of $26,085 for regular tax purposes and $144,897 for alternative minimum tax purposes both of which expire in 1997 through 2001.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(8)      INCOME AND OTHER TAXES (continued)

         The Company has a minimum tax credit of $21,800 that carries forward indefinitely. Deferred tax assets of $26,085 and $32,324 for foreign tax credit carryforwards and $2,066 and $3,207 for investment tax credit carryforwards at December 31, 1996 and 1995, respectively, have been offset by a valuation allowance.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as of December 31, 1996 and 1995 are as follows:

                                                      1996        1995
                                                      ----        ----

          Deferred tax liabilities:

           Oil and gas proven property costs
            capitalized for financial purposes
            and deducted for foreign tax purposes   $154,087   $158,364
                                                    ========   ========



              For financial reporting purposes, income before income taxes includes the following components:

                                    1996          1995         1994
                                    ----          ----         ----

          Pretax income/(loss):
            U. S                  $  (1,403)   $  (1,402)   $  (2,423)
            Foreign                 180,532      135,824      125,056
                                  ---------    ---------    ---------

                                  $ 179,129    $ 134,422    $ 122,633
                                  =========    =========    =========


              Significant components of the provision for income taxes attributable to continuing operations are as follows:

                            1996         1995         1994
                         ---------    ---------    ---------

          Current:
               Federal   $   3,686    $   3,050    $   2,884
               Foreign     128,306       95,833       87,777
                         ---------    ---------    ---------
                           131,992       98,883       90,661
                         ---------    ---------    ---------

          Deferred:
               Foreign      (4,277)      (4,602)      (4,240)
                         ---------    ---------    ---------

                         $ 127,715    $  94,281    $  86,421
                         =========    =========    =========

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(8)      INCOME AND OTHER TAXES (continued)

         The reconciliation of income tax attributable to earnings before extraordinary item computed at the U.S. federal statutory rates to income tax expense is:


                                        1996      1995      1994
                                       ------    ------    ------


          Tax at U.S. Statutory Rate     35.0%     35.0%     35.0%

          Foreign statutory tax rate
            in excess of federal
            statutory tax rate           21.0%     21.0%     21.0%

          Expenses not deductible in
            calculating Indonesian
            taxes                        12.8%     11.2%     11.0%

          U.S. taxes related to
            foreign operations            2.1%      2.3%      2.4%

          Other                           0.4%      0.6%      1.1%
                                       ------    ------    ------

          Total                          71.3%     70.1%     70.5%
                                       ======    ======    ======

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

              Each IPU entitles the holder to receive, until September 25, 1999, a quarterly participation payment equal to 1/14,077,747 of 32 percent of net positive cash flow. Net Cash Flow, attributable to IPU holders, is equal to the product of (I) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by (ii) 32 percent of specified revenues net of specified expenditures from the Joint Venture. The above calculation was the result of negotiations among the parties to the 1984 merger of ENSTAR Corporation into the Company and represents the amount of future income from the Joint Venture that the Company has agreed to pay to the former stockholders of ENSTAR in the form of payments on the IPUs. If Net Cash Flow is zero or negative for any quarterly period, no Participation Payments for that quarter will be made. The Company maintains an irrevocable letter of credit for the benefit of the IPU holders in an amount equal to 240 percent of the most recent quarterly distribution. At December 31, 1996 and 1995, there were 10,778,590 IPUs issued and outstanding. Based on the closing price on the American Stock Exchange of the IPUs at December 31, 1996 of $4.50 per unit, the outstanding IPUs had a total market valuation of $49 million.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)



                        Calculation of Net Cash Flow and
                             Participation Payments


                                                       1996       1995
                                                     --------   --------

          Positive cash flow:

            Gas receipts                             $236,472   $185,710
            Oil and condensate receipts                36,406     32,386
            Other non-revenue cash receipts from
               Joint Venture                            6,270      6,973
                                                     --------   --------

                   Total positive cash flow           279,148    225,069
                                                     --------   --------

          Less negative cash flow:

            Expenditures to Joint Venture              47,719     52,230
            Indonesian income taxes                   125,405     95,478
                                                     --------   --------

                   Total negative cash flow           173,124    147,708
                                                     --------   --------


          Net positive cash flow from 23.125%
            interest in Joint Venture                $106,024   $ 77,361
                                                     ========   ========


          Net cash flow for benefit of IPU holders   $ 25,976   $ 18,970
                                                     ========   ========


          Participation Payment per unit             $   2.41   $   1.76
                                                     ========   ========

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

(11)     BENEFIT PLANS

         In December of 1996, the VICO Board of Directors approved a plan to consolidate the Balikpapan office into the Jakarta office and Badak field office as a result of an ongoing business process reengineering effort. The closing of the Balikpapan office will result in the elimination of a number of positions and an anticipated reduction in the number of employees. A voluntary early retirement program has been offered to all qualifying national employees. The Company has included an accrual of approximately $1 million, net of cost recovery, for its share of this plan.

         VICO has a defined contribution retirement plan that covers its eligible employees. Although VICO expects to provide an annual contribution based on a percentage of each eligible employee's salary, the actual contribution is determined at the end of each year by its Board of Directors and may vary depending upon circumstances. Defined contribution pension expense is funded by the Joint Venture participants and the Company's share of such expense for the years ended December 31, 1996, 1995 and 1994 was $191, $216 and $211,
         respectively.

         VICO provides severance pay to its employees based upon salary and length of service. Such severance pay is accrued over the service life of the employees and is funded by the Joint Venture. The Company has provided approximately $1.3 million, $2.0 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994 respectively for its share of future severance payments.

         The Company has a defined benefit pension plan established by ENSTAR that covers ENSTAR's former employees who are considered terminated and fully vested. ENSTAR's pension funding policy is to contribute an amount meeting the requirement of the Employees Retirement Income Security Act. The estimated reconciliation of the funded status of ENSTAR's pension plan as at December 31, 1996, 1995 and 1994 respectively was as follows:

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(11)     BENEFIT PLANS (continued)

                                               1996        1995        1994
                                             --------    --------    --------
          Actuarial present value of:

               Vested accumulated benefit
                 obligation                  $(17,562)   $(18,233)   $(16,155)
                                             ========    ========    ========

               Projected vested benefit
                 obligation                  $(17,562)   $(18,233)   $(16,155)
               Fair value of plan assets       17,476      16,287      13,902
                                             --------    --------    --------

               Unfunded projected benefit
                 obligation                       (86)     (1,946)     (2,253)
               Unrecognized net
                 (gain)loss                      (657)        767       1,243
               Unrecognized net transition
                 obligation                       768         803         837
               Adjustment required to
                 recognize minimum
                 liability                       (111)     (1,570)     (2,080)
                                             --------    --------    --------

               Accrued pension cost
                 recognized in the
                 Consolidated Balance
                 Sheet                       $    (86)   $ (1,946)   $ (2,253)
                                             ========    ========    ========


         The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over the fair value of plan assets. A corresponding amount is recognized as either an intangible asset or a reduction to Partners' Capital.

         The pension (income) expense for 1996, 1995 and 1994 was composed of the following:

                                           1996       1995       1994
                                          -------    -------    -------

          Interest cost                   $ 1,234    $ 1,318    $ 1,317
          Actual return on plan assets     (1,964)    (3,623)    (1,063)
          Net amortization and deferral       715      2,595         35
                                          -------    -------    -------

                                          $   (15)   $   290    $   289
                                          =======    =======    =======

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(11)     BENEFIT PLANS (continued)

         The assumed discount rate used in determining the projected benefit obligation was 7.25 percent, 7.25 percent and 8.5 percent for 1996, 1995 and 1994, respectively. The assumed long-term rate of return on plan assets was 8 percent for 1996, 1995 and 1994. Plan assets are invested in equity and fixed income securities.

(12)     CLAIMS AND LITIGATION

         The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations. The Company also has a reserve of $6.5 million for potential exposure in a royalty dispute. The Company believes it may have valid defenses against such claims.

(13)     RELATED PARTY TRANSACTIONS

         All aspects of the Company's business that are not associated with the operating management of the Joint Venture, such as legal, accounting, tax and other management functions are supplied by VICO or employees of the partners in accordance with management agreements negotiated among the parties. For the years 1996, 1995 and 1994, these charges were $402, $455 and $434, respectively.

         The Company holds demand notes in the amount of $40 million from or guaranteed by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

         In addition to acting as the operator of the Joint Venture, VICO performs engineering, pipeline maintenance, and human resource related services for the operator of the LNG Plant, P. T. Badak Natural Gas Liquefaction Company (P. T. Badak). During the years ended December 31, 1996 and 1995, VICO billed P. T. Badak $25.1 million and $20.2 million respectively for services rendered. Accounts receivable from P. T. Badak approximated $2.6 million and $2.3 million at December 31, 1996 and 1995, respectively.

                        UNIMAR COMPANY AND SUBSIDIARIES

         SUPPLEMENTAL FINANCIAL INFORMATION (Unaudited)

         The following items are contained in this section:

         (a) Indonesian oil and gas operations
         (b) Interim financial data


(a)      INDONESIAN OIL AND GAS OPERATIONS

         The Company's estimated net share of Indonesian oil and gas reserves is shown in Table 1. The estimated proved reserves of gas and oil and condensate as of December 31, 1996, 1995, 1994 and 1993 attributable to the Joint Venture's interest in the production sharing contract in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ustar.

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

                                    TABLE 1

                       QUANTITIES OF OIL AND GAS RESERVES
                    (OIL IN THOUSANDS OF BBLS; GAS IN MMCF)
                                  (UNAUDITED)


                                                     OIL          GAS


PROVED DEVELOPED AND UNDEVELOPED
     RESERVES:

         As of December 31, 1993                    13,554     1,075,240

              Revisions to previous estimates        2,724        96,257

              Production                            (1,891)      (92,408)
                                                    ------     ---------

         As of December 31, 1994                    14,387     1,079,089

              Revisions to previous estimates        2,916        (6,943)

              Production                            (1,753)      (88,830)
                                                    ------     ---------

         As of December 31, 1995                    15,550       983,316

              Revisions to previous estimates        1,425        (7,573)

              Production                            (1,805)      (95,958)
                                                    ------     ---------

         As of December 31, 1996                    15,170       879,785
                                                    ======     =========



PROVED DEVELOPED RESERVES:

         As of December 31, 1993                    10,281       727,536
                                                    ======     =========

         As of December 31, 1994                    11,731       877,140
                                                    ======     =========

         As of December 31, 1995                    13,782       779,425
                                                    ======     =========

         As of December 31, 1996                    12,628       695,466
                                                    ======     =========

         Table 2 shows costs incurred in oil and gas property acquisition, exploration and development activities.

                                    TABLE 2

              COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                          1996           1995           1994
                         -------        -------        -------

Exploration costs        $ 1,045        $   102        $ 2,545
Development costs         21,114         26,157         31,878





         Table 3 shows results of operations for oil and gas producing activities.

                                    TABLE 3

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                   1996            1995            1994
                                 --------        --------        --------


Revenues                         $252,653        $202,019        $197,925

Production costs                   23,928          24,416          19,618

Exploration costs                   1,045             102           2,787

Depreciation, depletion
and amortization                   47,156          41,717          50,554

Income tax expense                124,210          94,311          86,357
                                 --------        --------        --------

Results of operations for
producing activities (1)         $ 56,314        $ 41,473        $ 38,609
                                 ========        ========        ========




         (1)  Excludes corporate overhead and interest costs.

         Table 4 shows a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves using an annual discount of 10 percent and the Company's net share estimates referred to in the preface to Table 1. Generally, estimated future cash inflows have been computed by applying year-end prices of oil and gas to estimated future production of proved oil and gas reserves. The LNG crude oil basket prices used in Table 4 for 1996, 1995 and 1994 on a per barrel basis were $23.12, $18.16 and $16.17, respectively. Future development and production costs have been computed by estimating the future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses have been calculated by using the year-end statutory tax rate for Indonesia of 56 percent through August 7, 1998 and 48 percent thereafter. Indonesian net cash flow estimates are the Company's present best estimates of the share of future net revenues, after Indonesian taxes and capital and operating contributions to the Joint Venture, that the Company would receive if proved reserves are produced under the terms of the PSC, as extended, based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, firm contract sales commitments and potential sales opportunities and upon numerous other assumptions. Additionally, the net cash flow estimates include amounts due IPU holders.

         Because of the number and range of these variables, no representation can be made that the net cash flow estimates set forth below are accurate, and any change in such variables will impact the cash flows the Company may realize in the future.

                                    TABLE 4

          STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
            CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                      AT DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                              1996                1995                1994
                                          -----------         -----------         -----------

Future cash inflows                       $ 3,095,956         $ 2,421,947         $ 2,372,316
Future production and
  development costs                          (561,737)           (489,767)           (593,791)
Future income tax expenses                 (1,226,268)           (948,669)           (874,477)
                                          -----------         -----------         -----------

Future net cash flows                       1,307,951             983,511             904,048

10% annual discount for estimated
  timing of cash flows                       (668,376)           (488,307)           (442,377)
                                          -----------         -----------         -----------

Standardized measure of discounted
 future net cash flows                    $   639,575         $   495,204         $   461,671
                                          ===========         ===========         ===========



The following are the principal sources of changes in the standardized measure of discounted future net cash flows for proved reserves during 1996, 1995 and 1994.

                                             1996              1995              1994
                                           ---------         ---------         ---------
                                                        (THOUSANDS OF DOLLARS)
                                                             (UNAUDITED)
Standardized measure of discounted
  future net cash flows at
  beginning of period                      $ 495,204         $ 461,671         $ 379,751

Sales and transfers of oil and gas
  produced, net of production costs         (230,591)         (180,507)         (176,275)

Net changes in prices and
  production costs                           247,938           157,100           159,985

Development costs incurred
  during the period                           21,114            26,157            31,878

Revisions of previous
  quantity estimates                         130,797           (26,301)           67,590

Accretion of discount                         90,528            86,109            71,775

Net change in income taxes                  (115,415)          (29,025)          (73,033)
                                           ---------         ---------         ---------

Standardized measure of discounted
 future net cAsh flows at end
 of period                                 $ 639,575         $ 495,204         $ 461,671
                                           =========         =========         =========


Note: The standardized measure of discounted future net cash flows at December 31, 1996, 1995 and 1994 included $52,060, $54,805 and $59,571, respectively, in future net cash flows attributable to IPU holders (See Footnote 9).

(b)      INTERIM FINANCIAL DATA (Unaudited)

         The following table shows summary quarterly data for 1996, 1995 and 1994:




                                      1ST            2ND            3RD            4TH
                                    QUARTER        QUARTER        QUARTER        QUARTER
                                    -------        -------        -------        -------
YEAR ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------------------
Revenues                            $68,596        $57,615        $62,693        $63,749

Operating profit                    $49,517        $40,861        $43,538        $46,132

Net earnings                        $17,461        $12,187        $11,462        $10,304


YEAR ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------------------
Revenues                            $60,539        $53,261        $43,734        $44,485

Operating profit                    $42,594        $36,271        $28,255        $28,331

Net earnings                        $14,172        $11,022        $ 8,296        $ 6,651


YEAR ENDED DECEMBER 31, 1994
----------------------------------------------------------------------------------------
Revenues                            $55,151        $42,717        $51,941        $48,116

Operating profit                    $35,384        $26,018        $31,029        $32,530

Earnings before
 extraordinary item                 $ 9,818        $ 8,509        $10,088        $ 7,797

Net earnings                        $ 6,710        $ 8,509        $10,088        $ 7,797

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.


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

         GEORGE W. BERKO (age 50) was appointed to the Company's Management Board in May 1992. In January 1996, he was appointed Controller of VICO. Since May 1992, he has served as the Partners' representative for Investor Relations, Treasurer and Chief Financial and Accounting Officer of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL, and certain of their subsidiaries, and has been LASMO America Ltd.'s Vice President - Unimar Accounting. From October 1990 until April 1992, he was Vice President, Controller of Ultramar Oil and Gas Limited, and prior to that time, he was a General Manager of American Ultramar Ltd. beginning in December 1984.

         JOHN A. HOGAN (age 43) was appointed to the Company's Management Board in March 1996. Since February 1993, he has been Chief Operating Officer for LASMO. In 1989, he was appointed Managing Director of LASMO North Sea. From 1981 to 1989, he served as Executive Vice President of US operations for LASMO.

         LARRY D. KALMBACH (age 45) was appointed to the Company's Management Board in February 1993. He is also a Director of ENSTAR and certain of its affiliates. Since February 1995, he has been Vice President and Chief Financial Officer of UTPH. Prior to that time, he held several executive and management positions with UTPH including Vice President - Finance from 1993 to 1995 and Vice President and Controller from 1986 to 1993.

         WILLIAM M. KRIPS (age 57) was appointed to the Company's Management Board in January 1987 and was appointed Chairman of the Management Board in May 1994. He is also a Director of ENSTAR and certain of its affiliates. Since 1994, he has been Senior Vice President of UTPH. Prior to that time, he has served as Senior Vice President - Exploration & Production, Senior Vice President and General Manager - U. S. Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group and Vice President and General Manager - International Operations.

         ARTHUR W. PEABODY, JR. (age 53) was appointed to the Company's Management Board in February 1992. He is also a Director of ENSTAR and certain of its affiliates. Since May 1994, he has served as Senior Vice President of UTPH and has held several executive positions with UTPH including Senior Vice President - Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group, Vice President - Planning and Administration and Vice President - Acquisitions and Planning.

         RICHARD L. SMERNOFF (age 55) was appointed to the Company's Management Board in July 1995. He is also a Director of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL and VICO. Since March 1, 1994, he has served as Finance Director of LASMO. He has spent some fourteen years in senior finance positions in the oil and gas industry, most recently as Senior Vice President with Amerada Hess Corporation in the United States. Prior to joining the Company, he was Chief Financial Officer of Datascope Corp.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The Company is a Texas general partnership and as such has no voting securities apart from the general partnership interests owned by the partners. The following table reflects the beneficial ownership of 100 percent of the partnership interests in the Company as of March 15, 1997:

                              Name and Address of        Amount Beneficially
Title of Class                  Beneficial Owner               Owned
--------------                -------------------              -----
General Partnership           LASMO plc                         50%
  Interest                    100 Liverpool Street
                              London EC2M 2BB
                              England


                              Name and Address of          Amount Beneficially
Title of Class                  Beneficial Owner                 Owned
--------------                  ----------------                 -----

General Partnership           Union Texas Petroleum               50%
  Interest                      Holdings, Inc.
                              1330 Post Oak Boulevard
                              Houston, Texas 77252


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The partners of the Company provide management expertise, office space, and administrative, legal and professional services. For such services, a management fee of $402 and $455 was charged in 1996 and 1995, respectively, including $56 ($147 in 1995) paid in respect of Mr. Berko's services.

              The Company holds demand notes in the amount of $40 million from or generated by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

              As operator of the Joint Venture, VICO conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants to VICO. In addition, VICO performs engineering, pipeline maintenance and human resource related services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). For the year ended December 31, 1996 and 1995, VICO billed P.T. Badak $25.1 million and $20.2 million respectively for services rendered. Accounts receivable from P.T. Badak approximated $2.6 million at December 31, 1996 ($2.3 million at December 31, 1995).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.


     (a) Financial Statements listed below are included as Part II, Item 8 hereof on the pages indicated:


              Independent Auditors' Report                                24

              Report of Independent Auditors                              25

              Consolidated Balance Sheets,
                   December 31, 1996 and 1995                             26

              Consolidated Statements of Earnings,
                   Years ended December 31, 1996,
                   1995 and 1994                                          27

              Consolidated Statements of Cash Flows,
                   Years ended December 31, 1996,
                   1995 and 1994                                          28

              Consolidated Statements of Changes in
                   Partners' Capital, Years ended
                   December 31, 1996, 1995 and 1994                       29

              Notes to Consolidated Financial
                   Statements                                            30-43

              Supplemental Financial Information
                   (unaudited)                                           44-50


         All schedules are omitted as they are not applicable.

(b) The following documents are included as Exhibits to this Report. Unless it has been indicated that a document listed below is incorporated by reference herein, copies of the document have been filed herewith.

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

         (4)-1- Form of Indenture between Unimar and Irving Trust Company, as Trustee (filed as Exhibit 4 to the
                  Company's Registration Statement on Form S-14 (No. 2-
                  93037)).*

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

         (10)-2- Agreement dated as of October 1, 1979, among the parties to the Joint Venture Agreement referred to in Exhibit (10)-1-above (filed as Exhibit 5.2 to Registration Statement No. 2-66661 of Alaska Interstate Company).*


                      * Incorporated herein by reference.

         (10)-3- Amendment to the Operating Agreement dated April 1, 1990, between Roy M. Huffington, Inc., a Delaware corporation, Ultramar Indonesia Limited, a Bermuda corporation, Virginia Indonesia Company, a Delaware corporation, Virginia International Company, a Delaware corporation, Union Texas East Kalimantan Limited, a Bahamian corporation, and Universe Gas & Oil Company, Inc., a Liberian corporation. (filed as Exhibit (10)-3-to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-4- Amended and Restated Production Sharing Contract dated April 23, 1990 (effective August 8, 1968 - August 7,
                  1998) by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit (10)-4- to the Company's 1993 Form 10-K (No. 1-
                  8791)).*

         (10)-5- Production Sharing Contract dated April 23, 1990 (effective August 8, 1998 - August 7, 2018) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation.(filed as Exhibit (10)-5- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field. (filed as Exhibit (10)-58- to the Company's 1991 Form 10-K (No. 1-8791)).*

         (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit
                  (10)-7- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit
                  (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*


                      * Incorporated herein by reference.

         (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)-10- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-11- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina)and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit
                  (10)-12- to the Company's 1993 Form 10-K (No. 1-
                  8791)).*

         (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit
                  (10)-13- to the Company's 1993 Form 10-K (No. 1-
                  8791)).*




                      * Incorporated herein by reference.

         (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

         (10)-16- Badak III LNG Sales Contract between Perusahaan
                  Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987. (filed as Exhibit (10)-16-to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-18- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-19- Schedule A to the LNG Sales and Purchase Contract (Korea II FOB) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-19- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-20- to the Company's 1993 Form 10-K (No. 1-8791)).*





                      * Incorporated herein by reference.

         (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-22- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit (10)-23- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-23- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington,
                  Inc., Huffington Corporation, Virginia International
                  Company, VICO, Ultrastar Indonesia Limited, Union Texas
                  East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit 10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019))*

         (10)-24- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (filed as
                  Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*

         (10)-25- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd.(filed as Exhibit (10)-26- to the Company's 1994 Form 10-K (No. 1-8791)).*


                      * Incorporated herein by reference.

         (10)-26- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-27- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-28- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-30- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer.(filed as Exhibit (10)-31-to the Company's 1993 Form 10-K (No.1-8791)).*

         (10)-30- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-31- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit
                  (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-32- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34-to the Company's 1993 Form 10-K (No. 1-8791)).*




                      * Incorporated herein by reference.

         (10)-33- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit
                  (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-34- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-35- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A.
                  and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit
                  (10)-37- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-36- Bontang IV Trustee and Paying Agent Agreement dated
                  August 26, 1991 among Perusahaan Pertambangan Minyak
                  Dan Gas Bumi Negara, Virginia Indonesia Company,
                  Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-38-to the Company's 1993 Form 10-K (No. 1-8791)).*











                      * Incorporated herein by reference.

         (10)-37- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*

         (10)-38- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992. (filed as Exhibit (10)-42- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-39- Bontang LPG Sales and Purchase Contract between
                  Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Japan Indonesia Oil Co., Ltd., as Buyer, dated February 20, 1992. (filed as Exhibit (10)-43- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-40- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986. (filed as Exhibit (10)-42- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-41- Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated October 5, 1994, between Pertamina, as Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd., and Mitsui Oil & Gas Co., Ltd., as Buyers. (filed as Exhibit 10.88 to the Union Texas Petroleum Holdings, Inc.'s 1994 Form 10-K (Commission File No. 1-9019)).*

         (10)-42- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45- to the Company's 1993 Form 10-K (No. 1-8791)).*






                      * Incorporated herein by reference.

         (10)-43- Advance Payment Agreement between Perusahaan
                  Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Arun Bontang Project Finance Co., Ltd., dated February 16, 1987 (filed as Exhibit (4)-15- to the Company's 1986 Form 10-K (No. 1-8791)).*

         (10)-44- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-45- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-46- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company. (filed as Exhibit (10)-48- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-47- Memorandum of Agreement for Purchase and Sale of LNG During 1995 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") ("Seller") and Korea Gas Corporation ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG. (filed as Exhibit (10)-49- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-48- Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc/. Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co.,
                  Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-9019)).*


                      * Incorporated herein by reference.

         (10)-49- Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of August 3, 1995, between Pertamina, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers with related letter agreement, dated August 3, 1995, between Seller and Buyers. (filed as Exhibit 10.106 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

         (10)-50- LNG Sales and Purchase Contract (Badak V) dated August 12, 1995, between Pertamina and Korea Gas Corporation. (filed as Exhibit 10.107 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

         (10)-51- LNG Sales and Purchase Contract (Badak VI), dated October 25, 1995, between Pertamina and Chinese
                  Petroleum Corporation. (filed as Exhibit 10.108 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

         (10)-52- Allocation of Supply Entitlements between the Arun and Bontang Plants for LNG Sales (effective January 1, 1995). (filed as Exhibit (10)-52- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-53- Memorandum of Understanding re: Supply Agreements and Package VI Sales dated and effective as of the 27th day of October, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); TOTAL Indonesie and Indonesia Petroleum, Ltd., (collectively referred to as the "TOTAL Group"); Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company (collectively referred to as the "VICO Group"); Indonesia Petroleum, Ltd., in respect of its interest in a certain portion of the Attaka Unit (referred to as "INPEX Attaka"); and Unocal Indonesia Company (referred to as "UNOCAL") (the TOTAL Group, the VICO Group, INPEX Attaka, and UNOCAL each referred to as an "East Kalimantan Contractor Group" and collectively called the "East Kalimantan Contractors"). (filed as Exhibit
                  (10)-53- to the Company's 1995 Form 10-K (No. 1-8791)).*









                      * Incorporated herein by reference.

         (10)-54- Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company (filed as Exhibit
                  10.8 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9010)).*

         (10)-55- Package V Supply Agreement (1995 - 1999 LNG Sales to Korea Gas Corp.) dated June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc.
                  and Virginia International Company.  (filed as Exhibit
                  (10)-55- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-56- Package V Supply Agreement (1998 - 1999 LNG Sales to Chinese Petroleum Corporation), dated as of June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-56- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-57- Tripartite Agreement Regarding Producer Contributions to Dwiputrai Costs, dated as of January 1, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); Mobil Oil Indonesia Inc. ("Mobil"); and Virginia Indonesia Company, Total Indonesie, and Unocal Indonesia Company, acting on behalf of themselves and all other LNG producers in the East Kalimantan Production Sharing Contracts (collectively, the "East Kalimantan Producers").
                  (filed as Exhibit(10)-57- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-58- Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*







                      * Incorporated herein by reference.

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

         (10)-62- Bontang V Producers Agreement, dated as of July 1, 1995, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia Petroleum, Ltd. (collectively, the "Producers"), in favor of the Tranche A Lender, Facility Agent, Intercreditor Agent, Technical agent and Arrangers (filed as Exhibit 10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

         (10)-63- Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica International, as Trustee and Paying Agent (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

                      * Incorporated herein by reference.

         (10)-64- Bontang V Disbursement Trustee and Paying Agent Agreement dated as of July 1, 1995, by and among BankAmerica International, not in its individual capacity but solely as trustee and paying agent (in such capacity, the "Bontang V Trustee") under the Bontang V Trustee and Paying Agent Agreement dated as of July 1, 1995, as the same may be amended from time to time (the "Bontang V Trust Agreement"); and BankAmerica International, not in its individual capacity but solely as disbursement trustee and paying agent under this Agreement. (filed as Exhibit (10)-64-to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-65- First Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Korea Gas Corporation under Badak V), dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. And Virginia International Company. (filed as Exhibit
                  10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-66- Second Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Chinese Petroleum Corporation under Badak VI), dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit
                  10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-67- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Korea Gas Corporation under
                  Badak V, dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas Est Kalimantan
                  Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.4 to the
                  Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*










                      * Incorporated herein by reference.

         (10)-68- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Chinese Petroleum Corporation under Badak VI, dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit
                  10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-69- First Supply Agreement for Package VI Excess Sales (2003-2008 LNG Sales under the Second Amended and Restated 1981 Badak Sales Contract), dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.6 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-70- Memorandum of Agreement for Purchase and Sale of LNG During 1996 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") ("Seller") and Korea Gas Corporation ("Kogas") ("Buyer") for the sale and purchase of certain quantities of LNG.

         (21)-1-  List of Subsidiaries of the Company.

         (23)-1-  Consent of KPMG Peat Marwick LLP.

         (23)-2-  Consent of Ernst & Young LLP.

         (27)-1- Financial Data Schedule for the twelve months ended December 31, 1996.

(c)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1996.









                      * Incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIMAR COMPANY


March 21, 1997                By  /S/ WILLIAM M. KRIPS
                                  --------------------
                                  William M. Krips
                                  Chairman of the
                                  Management Board




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 21, 1997.




By   /S/ GEORGE W. BERKO                   By     /S/ LARRY D. KALMBACH
     --------------------------                   ---------------------
       George W. Berko                               Larry D. Kalmbach
       Management Board                              Management Board
       (LASMO Representative)                        (UTPH Representative)




By   /S/ JOHN A. HOGAN                     By     /S/ WILLIAM M. KRIPS
     --------------------------                   --------------------
       John A. Hogan                                 William M. Krips
       Management Board                              Chairman of the
       (LASMO Representative)                        Management Board
                                                     (UTPH Representative)



By   /S/ RICHARD L. SMERNOFF               By     /S/ ARTHUR W. PEABODY, JR.
     --------------------------                   --------------------------
       Richard L. Smernoff                           Arthur W. Peabody, Jr.
       Management Board                              Management Board
       (LASMO Representative)                        (UTPH Representative)

                               INDEX TO EXHIBITS

                                                                   Sequential
                                                                    Numbered
Exhibit Number                                                        Page
--------------                                                     ----------

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

(10)-3- Amendment to the Operating Agreement dated April 1, 1990, between Roy M. Huffington, Inc., a Delaware corporation, Ultramar Indonesia Limited, a Bermuda corporation, Virginia Indonesia Company, a Delaware corporation, Virginia International Company, a Delaware corporation, Union Texas East Kalimantan Limited, a Bahamian corporation, and Universe Gas & Oil Company, Inc., a Liberian corporation. (filed as Exhibit (10)-3-to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-4- Amended and Restated Production Sharing Contract dated
        April 23, 1990 (effective August 8, 1968 - August 7,
        1998) by and between Perusahaan Pertambangan Minyak Dan
        Gas Bumi Negara (Pertamina) and Roy M. Huffington,
        Inc., Virginia International Company, Virginia
        Indonesia Company, Ultramar Indonesia Limited, Union
        Texas East Kalimantan Limited, Universe Gas & Oil
        Company, Inc. and Huffington Corporation. (filed as
        Exhibit (10)-4- to the Company's 1993 Form 10-K (No. 1- 8791)).*

(10)-5- Production Sharing Contract dated April 23, 1990 (effective August 8, 1998 - August 7, 2018) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and Roy M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit (10)-5- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field. (filed as Exhibit (10)-58- to the Company's 1991 Form 10-K (No. 1-8791)).*

(10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit
        (10)-7- to the Company's 1994 Form 10-K (No. 1-8791)).*





                      * Incorporated herein by reference.

(10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit
         (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)-10- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-11- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit
         (10)-12- to the Company's 1993 Form 10-K (No. 1-8791)).*







                      * Incorporated herein by reference.

(10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit
         (10)-13- to the Company's 1993 Form 10-K (No. 1-
         8791)).*

(10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

(10)-16- Badak III LNG Sales Contract between Perusahaan
         Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as
         Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987. (filed as Exhibit (10)-16-to the Company's 1994 Form 10-K (No. 1-8791)).*

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

                      * Incorporated herein by reference.

(10)-25- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)-26- to the Company's 1994 Form 10-K (No. 1-8791)).*

(10)-26- Letter agreement between Perusahaan Pertambangan Minyak
         Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-27- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-28- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-30- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-30- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-31- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit
         (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*


                      * Incorporated herein by reference.

(10)-32- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34-to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-33- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit
         (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-34- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-35- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A.
         and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit
         (10)-37- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-36- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-38- to the Company's 1993 Form 10-K (No. 1-8791)).*


                      * Incorporated herein by reference.

(10)-37- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-8791)).*

(10)-38- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992. (filed as Exhibit (10)-42- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-39- Bontang LPG Sales and Purchase Contract between
         Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as
         Seller, and Japan Indonesia Oil Co., Ltd., as Buyer, dated February 20, 1992. (filed as Exhibit (10)-43- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-40- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986. (filed as Exhibit (10)-42- to the Company's 1994 Form 10-K (No. 1-8791)).*

(10)-41- Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated October 5, 1994, between Pertamina, as Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd., and Mitsui Oil & Gas Co., Ltd., as Buyers. (filed as Exhibit 10.88 to the Union Texas Petroleum Holdings, Inc.'s 1994 Form 10-K (Commission File No. 1-
         9019)).*

(10)-42- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45- to the Company's 1993 Form 10-K (No. 1-8791)).*






                      * Incorporated herein by reference.

(10)-43- Advance Payment Agreement between Perusahaan
         Pertambangan Minyak Dan Gas Bumi Negara (Pertamina) and
         Arun Bontang Project Finance Co., Ltd., dated February
         16, 1987 (filed as Exhibit (4)-15- to the Company's
         1986 Form 10-K (No. 1-8791)).*

(10)-44- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-45- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

(10)-46- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company. (filed as Exhibit (10)-48- to the Company's 1994 Form 10-K (No. 1-8791)).*

(10)-47- Memorandum of Agreement for Purchase and Sale of LNG During 1995 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") ("Seller") and Korea Gas Corporation ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG. (filed as Exhibit (10)-49- to the Company's 1994 Form 10-K (No. 1-8791)).*

(10)-48- Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc/. Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-
         9019)).*


                      * Incorporated herein by reference.

(10)-49- Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of August 3, 1995, between Pertamina, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers with related letter agreement, dated August 3, 1995, between Seller and Buyers. (filed as Exhibit 10.106 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-9019)).*

(10)-50- LNG Sales and Purchase Contract (Badak V) dated August 12, 1995, between Pertamina and Korea Gas Corporation. (filed as Exhibit 10.107 to the Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K (Commission File No. 1-
         9019)).*

(10)-51- LNG Sales and Purchase Contract (Badak VI), dated
         October 25, 1995, between Pertamina and Chinese
         Petroleum Corporation. (filed as Exhibit 10.108 to the
         Union Texas Petroleum Holdings, Inc.'s 1995 Form 10-K
         (Commission File No. 1-9019)).*

(10)-52- Allocation of Supply Entitlements between the Arun and
         Bontang Plants for LNG Sales (effective January 1,
         1995).  (filed as Exhibit (10)-52- to the Company's
         1995 Form 10-K (No. 1-8791)).*

(10)-53- Memorandum of Understanding re: Supply Agreements and Package VI Sales dated and effective as of the 27th day of October, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); TOTAL Indonesie and Indonesia Petroleum, Ltd., (collectively referred to as the "TOTAL Group"); Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company (collectively referred to as the "VICO Group"); Indonesia Petroleum, Ltd., in respect of its interest in a certain portion of the Attaka Unit (referred to as "INPEX Attaka"); and Unocal Indonesia Company (referred to as "UNOCAL") (the TOTAL Group, the VICO Group, INPEX Attaka, and UNOCAL each referred to as an "East Kalimantan Contractor Group" and collectively called the "East Kalimantan Contractors"). (filed as Exhibit
         (10)-53- to the Company's 1995 Form 10-K (No. 1-
         8791)).*









                      * Incorporated herein by reference.

(10)-54- Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company (filed as Exhibit
         10.8 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9010)).*

(10)-55- Package V Supply Agreement (1995 - 1999 LNG Sales to Korea Gas Corp.) dated June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit
         (10)-55- to the Company's 1995 Form 10-K (No. 1-
         8791)).*

(10)-56- Package V Supply Agreement (1998 - 1999 LNG Sales to Chinese Petroleum Corporation), dated as of June 16, 1995, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-56- to the Company's 1995 Form 10-K (No. 1-8791)).*

(10)-57- Tripartite Agreement Regarding Producer Contributions to Dwiputrai Costs, dated as of January 1, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"); Mobil Oil Indonesia Inc. ("Mobil"); and Virginia Indonesia Company, Total Indonesie, and Unocal Indonesia Company, acting on behalf of themselves and all other LNG producers in the East Kalimantan Production Sharing Contracts (collectively, the "East Kalimantan Producers").
         (filed as Exhibit(10)-57- to the Company's 1995 Form
         10-K (No. 1-8791)).*

(10)-58- Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-
         9019)).*







                      * Incorporated herein by reference.

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

(10)-62- Bontang V Producers Agreement, dated as of July 1, 1995, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia Petroleum, Ltd. (collectively, the "Producers"), in favor of the Tranche A Lender, Facility Agent, Intercreditor Agent, Technical agent and Arrangers (filed as Exhibit 10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

(10)-63- Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica International, as Trustee and Paying Agent (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

                      * Incorporated herein by reference.

(10)-64- Bontang V Disbursement Trustee and Paying Agent Agreement dated as of July 1, 1995, by and among BankAmerica International, not in its individual capacity but solely as trustee and paying agent (in such capacity, the "Bontang V Trustee") under the Bontang V Trustee and Paying Agent Agreement dated as of July 1, 1995, as the same may be amended from time to time (the "Bontang V Trust Agreement"); and BankAmerica International, not in its individual capacity but solely as disbursement trustee and paying agent under this Agreement. (filed as Exhibit (10)-64- to the Company's 1995 Form 10-K (No. 1-8791)).*

(10)-65- First Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Korea Gas Corporation under Badak V), dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. And Virginia International Company. (filed as Exhibit 10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

(10)-66- Second Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Chinese Petroleum Corporation under Badak VI), dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

(10)-67- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Korea Gas Corporation under Badak V, dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas Est Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1- 9019)).*










                      * Incorporated herein by reference.

(10)-68- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Chinese Petroleum Corporation under Badak VI, dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

(10)-69- First Supply Agreement for Package VI Excess Sales (2003-2008 LNG Sales under the Second Amended and Restated 1981 Badak Sales Contract), dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sangga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.6 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

(10)-70- Memorandum of Agreement for Purchase and Sale of LNG During 1996 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina") ("Seller") and Korea Gas Corporation ("Kogas") ("Buyer") for the sale and purchase of certain quantities of LNG.

(21)-1-  List of Subsidiaries of the Company.

(23)-1-  Consent of KPMG Peat Marwick LLP.

(23)-2-  Consent of Ernst & Young LLP.

(27)-1-  Financial Data Schedule for the twelve months ended December 31, 1996.

                      * Incorporated herein by reference.