Form 10-Q
period 1997-03-31
UNIMAR CO
filed 1997-05-07
CIK 752290

UNIMAR COMPANY

                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Earnings
             For the Three Months ended
             March 31, 1997 and March 31, 1996  . . . . . . 1

           Condensed Consolidated Balance Sheets as of
             March 31, 1997 and December 31, 1996 . . . . . 2

           Condensed Consolidated Statements of
             Cash Flows for the Three Months ended
             March 31, 1997 and March 31, 1996. . . . . . . 3

           Notes to Condensed Consolidated Financial
             Statements as of March 31, 1997. . . . . . . . 4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . 6


PART II.  OTHER INFORMATION

  Item 5.  Other Information. . . . . . . . . . . . . . . . 8

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . 8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . 9


PART I.   FINANCIAL INFORMATION

                    UNIMAR COMPANY AND SUBSIDIARIES

             Condensed Consolidated Statements of Earnings
                        (Thousands of dollars)
                              (Unaudited)


                                              Three Months Ended
                                                  March 31,
                                               1997         1996

Oil and gas production revenues                $ 66,283     $ 68,596


Production costs                                  5,876        5,873
Depletion, depreciation and amortization         11,620       12,848
Exploration costs including dry holes               248          358


Operating profit                                 48,539       49,517


General and administrative expenses                 239          237
Other income                                        (45)         (89)

Earnings before income taxes                      48,345       49,369

Income tax expense (benefit)
   Current                                        32,850       33,784
   Deferred                                       (1,931)      (1,876)
                                                  30,919       31,908

Net earnings                                    $ 17,426     $ 17,461


See accompanying Notes to Condensed Consolidated Financial Statements.

                    UNIMAR COMPANY AND SUBSIDIARIES

                 Condensed Consolidated Balance Sheets
                        (Thousands of dollars)


                                              March 31,          December 31,
                                                 1997            1996
                                             (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                   $   4,230          $   3,274
   Accounts receivable                         12,947             13,943
   Inventories                                  7,656              8,177
   Other current assets                         1,933              2,951

     Total current assets                      26,766             28,345

Property, plant and equipment, at cost:
   Oil and gas properties
     (successful efforts method)            1,077,938           1,070,819
   Other                                        2,302               2,287

                                            1,080,240           1,073,106
   Less:  accumulated depreciation and
     depletion                                732,660             720,976
   Net property, plant and equipment          347,580             352,130

Other assets                                    2,651               3,002

                                            $ 376,997           $ 383,477


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable                         $     203           $   1,043
   Advances from joint venture partners         1,132               1,234
   Accrued liabilities                         17,651              17,892
   Income and other taxes                      16,448              19,924
     Total current liabilities                 35,434              40,093

Deferred income taxes                         152,156             154,087
Other liabilities                              14,634              14,859

Partners' capital                             254,773             254,438
   Less:  demand notes receivable              80,000              80,000
                                              174,773             174,438

                                            $ 376,997           $ 383,477


See accompanying Notes to Condensed Consolidated Financial Statements.

                   UNIMAR COMPANY AND SUBSIDIARIES

            Condensed Consolidated Statements of Cash Flows
                        (Thousands of dollars)
                              (Unaudited)



                                                 Three Months Ended
                                                       March 31,
                                                   1997       1996


Net earnings                                     $ 17,426   $ 17,461
Adjustments to reconcile to net cash
  provided by operating activities:
    Depletion, depreciation and amortization       11,684     12,923
    Deferred income taxes                          (1,931)    (1,876)
    Exploratory dry hole costs                         18          -
    Changes in working capital and other           (1,787)     3,229

Net cash provided by operating activities           25,410     31,737

Investment activities:
    Capital expenditures                           (7,152)    (5,773)

Net cash used in investing activities              (7,152)    (5,773)

Financing activities:
    Capital contributions                          22,200      7,800
    Capital distributions                         (39,400)   (31,900)

Net cash used in financing activities             (17,200)   (24,100)

(Decrease) in advances from joint
  venture partners                                   (102)      (302)


Net increase in cash and cash equivalents             956      1,562

Cash and cash equivalents at beginning
  of period                                         3,274      4,882

Cash and cash equivalents at end of period       $  4,230   $  6,444

IPU distributions paid                           $  6,898   $  4,635

Income taxes paid                                $ 36,326   $ 30,184


See accompanying Notes to Condensed Consolidated Financial Statements.

                 UNIMAR COMPANY AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                          March 31, 1997
                           (Unaudited)


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

(2) These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results on an annualized basis.

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

                 UNIMAR COMPANY AND SUBSIDIARIES

                          March 31, 1997
                           (Unaudited)


(3)    The table below outlines the calculation of the Indonesian
       Participating Unit (IPU) participation payment for the first quarter of 1997.

                                                   1997
                                               First Quarter
                                         (Thousands of dollars)

     Positive cash flow:

       Gas receipts                              $ 65,092
       Oil and condensate receipts                 10,776
       Other non-revenue cash receipts
            from Joint Venture                      1,288

                 Total positive cash flow          77,156

     Less negative cash flow:

       Expenditures to Joint Venture               13,379

       Indonesian income taxes                     33,103

            Total negative cash flow               46,482

     Net positive cash flow from
       23.125% interest in Joint Venture         $ 30,674

     Net cash flow for benefit of
       IPU holders*                              $  7,437

     Participation Payment per IPU*              $    .69




        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of March 31, 1997, there were 10,778,590 IPUs issued and outstanding.

  The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1996 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.


Liquidity and Capital Resources

     Cash flow from operations for the three months ended March 31, 1997 amounted to $25 million as compared to $32 million for the comparative quarter in 1996. Despite the fact that net earnings were similar between the quarters, cash flow from operations decreased by $7 million. This decrease was mainly due to the timing of Indonesian tax payments and the fourth quarter 1996 IPU distribution. Capital expenditures and net distributions to the partners for the first three months of 1997 were $7 million and $17 million, respectively. For the three months ended March 31, 1996, capital expenditures and net distributions to the partners were $6 million and $24 million, respectively.

     The Company's share of 1997 Indonesian Joint Venture (IJV) expenditures is expected to be approximately $52 million of which $32 million is anticipated for exploration and development activities. During the first three months of 1997, $13 million was called by the IJV as compared to $14 million for the three months ended March 31, 1996.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of liquefied natural gas
(LNG), and to a lesser extent, the sale of crude oil and liquefied petroleum gas (LPG). LNG and LPG are primarily sold under long term contracts whose prices are indexed by a basket of Indonesian crudes. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil, LNG and LPG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

Results of Operations

                  Quarter Ended March 31, 1997
            Compared to Quarter Ended March 31, 1996

     Net earnings for the first quarter of 1997 were $17 million, which is level with the first quarter of 1996. Lower revenues were offset by lower depletion and income taxes as discussed below.

     First quarter 1997 revenues were $66 million, a decrease of $3 million as compared to the corresponding 1996 quarter. While LNG and crude oil sales prices increased 21 percent and 17 percent, respectively, LNG and crude oil sales volumes decreased 19 percent and 25 percent, respectively.

     The average price received for LNG during the first quarter of 1997 was $3.58 per million BTUs as compared to $2.96 for the same period in 1996. The average crude oil price in the first quarter of 1997 increased by $3.20 per barrel over the corresponding 1996 quarter, to $22.00 per barrel.

     The IJV's share of LNG sold during the first quarter of 1997 was 91 trillion BTUs (31.0 net equivalent cargoes) as compared to 113 trillion BTUs (38.6 net equivalent cargoes) in the first quarter of 1996. The IJV's share of LNG shipments for 1997 is expected to decline by approximately 15 percent as compared to 1996, due primarily to the reduction in deliveries under the IJV's first contract in which the IJV has a higher participation interest. A further decline in LNG shipments is expected in 1998.

     Crude oil volumes net to the Company decreased by 136 thousand barrels to 410 thousand barrels, mainly due to the timing of crude oil liftings.

     Depletion, depreciation and amortization charges decreased $1 million to $12 million, due to the lower level of production in the first quarter of 1997 as compared to the first quarter of 1996.

     Indonesian income tax expense in the first quarter of 1997 decreased $1 million to $33 million, due primarily to lower first quarter revenues and an increase in cost recoverable expenditures. The effective tax rates for the 1997 and 1996 first quarters were 64 percent and 65 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company which are not deductible in the partnership.

PART II.  OTHER INFORMATION


Item 5. Other Information

        The Company's Indonesian activities consist primarily of its 23.125% working interest in an East Kalimantan joint venture that supplies natural gas to a liquefied natural gas ("LNG") plant at Bontang Bay owned by Pertamina, the Indonesian national oil company. In March 1997, a $1,127 million financing was signed for the eighth train (Train
        H), an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG plant, and a debottlenecking project for Trains A through F. The financing was provided by a combination of Taiwanese and Japanese sources and a group of international banks through arrangements similar to those used to finance the seventh train (Train G). The financing provides for initial advances of up to $150 million, with further advances being conditioned upon the execution and delivery of the marine transportation agreement associated with the Badak VI Sales Contract. Construction is expected to begin in 1997. Revenues from the Badak V Sales Contract with Korea Gas Corporation and the Badak VI Sales Contract with Chinese Petroleum Corporation will be the primary sources of repayment for this financing. Financing for the eighth train is nonrecourse to both Pertamina and the joint venture.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (10)-1- $1,127,000,000 Bontang VI Loan Agreement, dated as of March 4, 1997, among Bank of America
                 National Trust and Savings Association, as
                 Trustee under the Bontang VI Trustee and Paying
                 Agent Agreement, as Borrower, Bank of Taiwan New
                 York Agency as Lead Arrenger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The
                 Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and
                 Lenders named therein (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997
                 (Commission File No. 1-9019) and incorporated herein by reference).

        (10)-2- Bontang VI Producers Agreement, dated as of March 4, 1997, by Perusahaan Pertambangan Minyak Dan
                 Gas Bumi Negara ("Pertamina"), Total Indonesie, Virginia Indonesia Company, Union Texas Esat Kalimantan Limited, Lasmo Sanga Sanga Limited, Virginia International Company, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Indonesia Petroleum, Ltd., Unocal Indonesia Company (collectively, the "Producers"), in favor of Bank of Taiwan New York Agency, as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.4 to the Union Texas Petroleum
                 Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019) and incorported herein by reference).

        (10)-3- Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and Bank of America National Trust and Savings Association, as Trustee and Paying Agent (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019) and incorporated herein by reference).

        (10)-4- Amendment No. 2 to Bontang III Loan Agreement, dated as of March 4, 1997 among BankAmerica International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as agent on behalf of the Majority Tranche B Lenders (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019) and incorporated herein by reference).

        (27)-1- Financial Data Schedule for the three months ended March 31, 1997.

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


DATE: May 7, 1997