Form 10-Q
period 1997-06-30
UNIMAR CO
filed 1997-08-13
CIK 752290

UNIMAR COMPANY

                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Earnings
             For the Three Months and Six Months ended
             June 30, 1997 and June 30, 1996  . . . . . . . 1

           Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996. . . . . . 2

           Condensed Consolidated Statements of
             Cash Flows for the Six Months ended
             June 30, 1997 and June 30, 1996. . . . . . . . 3

           Notes to Condensed Consolidated Financial
             Statements as of June 30, 1997 . . . . . . . . 4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . 6


PART II.  OTHER INFORMATION

  Item 5.  Other Information. . . . . . . . . . . . . . . . 10

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . 10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I.   FINANCIAL INFORMATION

                    UNIMAR COMPANY AND SUBSIDIARIES

             Condensed Consolidated Statements of Earnings
                        (Thousands of dollars)
                              (Unaudited)

                         Three Months Ended     Six Months Ended
                              June 30,                 June 30,
                             1997     1996          1997      1996

Oil and gas production
revenues                    $50,042   $57,615      $116,325  $126,211

Production costs              6,524     6,009       12,400    11,882
Depletion, depreciation
and amortization              9,893    10,856       21,513    23,704
Exploration costs
including dry holes              64      (111)         312       247

Operating profit             33,561    40,861       82,100    90,378


General and administrative
expenses                        234       332          544       569
Other income                    (87)      (66)        (203)     (155)

Earnings before income
taxes                        33,414    40,595       81,759    89,964

Income tax expense
   Current                   23,992    30,284       56,842    64,068
   Deferred                  (1,932)   (1,876)      (3,863)   (3,752)
                             22,060    28,408       52,979    60,316

Net earnings                $11,354   $12,187     $ 28,780  $ 29,648

See accompanying Notes to Condensed Consolidated Financial Statements.

                   UNIMAR COMPANY AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets
                        (Thousands of dollars)


                                              June 30,    December 31,
                                                1997         1996
                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $   5,156    $   3,274
  Accounts receivable                           6,998       13,943
  Inventories                                   8,092        8,177
  Other current assets                          3,020        2,951

    Total current assets                       23,266       28,345

Property, plant and equipment, at cost:
  Oil and gas properties
    (successful efforts method)             1,083,479    1,070,819
  Other                                         2,306        2,287

                                            1,085,785    1,073,106
  Less:  accumulated depreciation and
    depletion                                 742,613      720,976
  Net property, plant and equipment           343,172      352,130

Other assets                                    2,531        3,002

                                            $ 368,969    $ 383,477


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                          $     463    $   1,043
  Advances from joint venture partners          1,602        1,234
  Accrued liabilities                          15,293       17,892
  Income and other taxes                       11,287       19,924
    Total current liabilities                  28,645       40,093

Deferred income taxes                         150,224      154,087
Other liabilities                              15,173       14,859

Partners' capital                             254,927      254,438
  Less:  demand notes receivable               80,000       80,000
                                              174,927      174,438

                                            $ 368,969    $ 383,477


See accompanying Notes to Condensed Consolidated Financial Statements.

                   UNIMAR COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows
                        (Thousands of dollars)
                             (Unaudited)



                                                  Six Months Ended
                                                       June 30,
                                                   1997       1996


Net earnings                                     $ 28,780   $ 29,648
Adjustments to reconcile to net cash
 provided by operating activities:
   Depletion, depreciation and amortization        21,637     23,841
   Deferred income taxes                           (3,863)    (3,752)
   Changes in working capital and other            (3,961)    (2,397)

Net cash provided by operating activities          42,593     47,340

Investment activities:
   Capital expenditures                           (12,679)   (10,832)

Net cash used in investing activities             (12,679)   (10,832)

Financing activities:
   Capital contributions                           11,200     12,940
   Capital distributions                          (39,600)   (47,840)

Net cash used in financing activities             (28,400)   (34,900)

Increase (decrease) in advances from joint
 venture partners                                     368     (1,829)


Net increase (decrease) in cash and cash            1,882       (221)
 equivalents

Cash and cash equivalents at beginning
 of period                                          3,274      4,882

Cash and cash equivalents at end of period       $  5,156   $  4,661

IPU distributions paid                           $ 14,336   $ 11,641

Income taxes paid                                $ 65,479   $ 62,984




See accompanying Notes to Condensed Consolidated Financial Statements.

                 UNIMAR COMPANY AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)


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

                 UNIMAR COMPANY AND SUBSIDIARIES

                          June 30, 1997
                           (Unaudited)


(3)   The table below outlines the calculation of the Indonesian
      Participating Unit (IPU) participation payment for the second quarter of 1997.

                                                   1997
                                               Second Quarter
                                         (Thousands of dollars)

     Positive cash flow:

           Gas receipts                       $ 51,047

           Oil and condensate receipts           8,149

           Other non-revenue cash receipts
              from Joint Venture                   976

           Total positive cash flow             60,172

     Less negative cash flow:

           Expenditures to Joint Venture        13,535

           Indonesian income taxes              25,107

           Total negative cash flow             38,642

     Net positive cash flow from
       23.125% interest in Joint Venture      $ 21,530

     Net cash flow for benefit of
       IPU holders*                           $  5,282

     Participation Payment per IPU*           $    .49




        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of June 30, 1997, there were 10,778,590 IPUs issued and outstanding.

     The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1996 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.


Liquidity and Capital Resources

     Cash flow from operations for the six months ended June 30, 1997 amounted to $43 million, a decrease of $5 million as compared to the same period in 1996. The decrease resulted primarily from lower sales volumes which were partially offset by higher prices. Capital expenditures and net distributions to the partners for the first six months of 1997 were $13 million and $28 million, respectively. For the six months ended June 30, 1996, capital expenditures and net distributions to the partners were $11 million and $35 million, respectively.

     The Company's share of 1997 Indonesian Joint Venture (IJV) expenditures is currently expected to approximate $55 million, a $3 million increase from the amount projected at year-end 1996. The increase includes a $6 million increase in operating expenditures associated primarily with the Operator's business process reengineering plan, offset by a $3 million decrease in exploration expenditures as a result of reductions in planned exploratory seismic and drilling activity for 1997. During the first six months of 1997, $27 million was called by the IJV as compared to $25 million for the six months ended June 30, 1996.

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

Results of Operations

                  Quarter Ended June 30, 1997
            Compared to Quarter Ended June 30, 1996

     Net earnings for the second quarter of 1997 were $11 million, as compared to $12 million in the prior year's quarter. The decrease in earnings was mainly due to lower revenues as discussed below.

     Second quarter 1997 revenues were $50 million, a decrease of $8 million as compared to the corresponding 1996 quarter. The decrease was mainly due to a 17 percent decrease in LNG sales volumes which was partially offset by a 27 percent increase in crude oil sales volumes. Prices for LNG sales increased 2 percent and crude oil sales prices decreased slightly.

     The IJV's share of LNG sold during the second quarter of 1997 was 83 trillion BTUs (28.1 net equivalent cargoes) as compared to 100 trillion BTUs (33.8 net equivalent cargoes) in the second quarter of 1996. The IJV's share of LNG shipments for 1997 is expected to decline by approximately 15 percent as compared to 1996, due primarily to the reduction in deliveries under the IJV's first contract in which the IJV has a higher participation interest. A further decline in LNG shipments is expected in 1998.

     Crude oil volumes net to the Company increased by 88 thousand barrels to 411 thousand barrels, mainly due to the timing of crude oil liftings.

     The average price received for LNG during the second quarter of 1997 was $3.05 per million BTUs, a $0.05 per million BTU increase as compared to the same period in 1996. The average crude oil price in the second quarter of 1997 was $18.88 per barrel, a $0.03 per barrel decrease as compared to the corresponding 1996 quarter.

     Production costs for the second quarter of 1997 increased by approximately $0.5 million as compared to the same quarter in 1996 due primarily to recoverable costs associated with the Operator's ongoing business process reengineering plan.

     Depletion, depreciation and amortization charges decreased $1 million to $10 million, due to the lower overall level of production in the second quarter of 1997 as compared to the second quarter of 1996.

     Income tax expense in the second quarter of 1997 decreased $6 million to $22 million, due primarily to lower second quarter revenues and an increase in cost recoverable expenditures. The effective tax rates for the 1997 and 1996 second quarters were 66 percent and 70 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company which are not deductible in the partnership.


                 Six months Ended June 30, 1997
           Compared to Six months Ended June 30, 1996

     Net earnings for the first six months of 1997 were $29 million, a decrease of $1 million as compared to the same period in 1996.
The decrease in earnings was mainly the result of lower revenues as discussed below.

     Revenues for the first six months of 1997 were $116 million, or $10 million lower than the first six months of 1996. Although LNG and crude oil sales prices increased 12 percent and 8 percent, respectively, volumes of LNG and crude oil sales decreased 18 percent and 6 percent, respectively.

     The average price received for LNG was $3.33 per million BTUs, a $0.35 per million BTU increase as compared to the first six months of 1996. The price received for crude oil sales averaged $20.44 per barrel, an increase of $1.60 per barrel as compared to the 1996 six month average.

     The IJV's share of LNG sold during the first six months of 1997 was 174 trillion BTUs (59.1 net equivalent cargoes) as compared to 213 trillion BTUs (72.4 net equivalent cargoes) in the first six months of 1996. The IJV's share of LNG shipments for 1997 is expected to decline by approximately 15 percent as compared to 1996, due primarily to the reduction in deliveries under the IJV's first contract in which the IJV has a higher participation interest. A further decline in LNG shipments is expected in 1998.

     Crude oil volumes net to the Company decreased by 48 thousand barrels to 821 thousand barrels, mainly due to the timing of crude oil liftings.

     Production costs for the first six months of 1997 increased by approximately $0.5 million as compared to the same period in 1996 due primarily to recoverable costs associated with the Operator's ongoing business process reengineering plan.

     Depletion, depreciation and amortization charges decreased $2 million to $22 million, mainly due to the lower overall level of production in the first six months of 1997.

     Income taxes in the first six months of 1997 decreased $7 million to $53 million. The decrease in current tax expense during the first six months of 1997 was primarily due to lower revenues and an increase in cost recoverable expenditures. The effective tax rates for the first six months of 1997 and 1996 were 65 percent and 67 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.
PART II.  OTHER INFORMATION


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (10)-1- Amendment No. 2 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of March 4, 1997, among BankAmerica International, as Trustee, and the Producers.

        (10)-2- Bontang VI Disbursement Trustee and Paying Agent Agreement dated as of March 19, 1997, between Bank of America National Trust and Savings Association, as Bontang VI Trustee, and Bank of America National Trust and Savings Association, as Disbursement Trustee.

        (27)-1-  Financial Data Schedule for the six months ended
                 June 30, 1997.

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


DATE: August 13, 1997