Form 10-Q
period 1997-09-30
UNIMAR CO
filed 1997-11-12
CIK 752290

UNIMAR COMPANY

                             TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Earnings
             For the Three Months and Nine Months ended
             September 30, 1997 and September 30, 1996  . . 1

           Condensed Consolidated Balance Sheets as of
             September 30, 1997 and December 31, 1996 . . . 2

           Condensed Consolidated Statements of
             Cash Flows for the Nine Months ended
             September 30, 1997 and September 30, 1996. . . 3

           Notes to Condensed Consolidated Financial
             Statements as of September 30, 1997. . . . . . 4


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
                              (Unaudited)


                                   Three Months Ended  Nine Months Ended
                                      September 30,    September 30,
                                  1997      1996      1997      1996


Oil and gas production revenues   $48,810   $62,693   $165,135  $188,904


Production costs                    6,932     5,762     19,332    17,644

Depletion, depreciation and
 amortization                      10,521    12,180    32,034   35,884
Exploration costs including dry
holes                                 854     1,213     1,166    1,460


Operating profit                   30,503    43,538    112,603 133,916


General and administrative
  expenses                            248       559      792     1,128
Other income                          (64)      (70)    (267)     (225)

Earnings before income taxes       30,319    43,049    112,078 133,013

Income tax expense
   Current                         23,232    32,806    80,074    96,874
   Deferred                        (1,931)   (1,219)   (5,794)   (4,971)
                                   21,301    31,587    74,280    91,903

Net earnings                      $ 9,018   $11,462   $ 37,798  $ 41,110


See accompanying Notes to Condensed Consolidated Financial Statements.

                   UNIMAR COMPANY AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets
                        (Thousands of dollars)


                                           September 30,  December 31,
                                                1997         1996
                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents              $   5,755         $   3,274
  Accounts receivable                        8,946            13,943
  Inventories                                7,830             8,177
  Other current assets                       4,222             2,951

    Total current assets                    26,753            28,345

Property, plant and equipment, at cost:
  Oil and gas properties
    (successful efforts method)          1,089,909         1,070,819
  Other                                      2,307             2,287

                                         1,092,216         1,073,106
  Less:  accumulated depreciation and
    depletion                              753,190           720,976
  Net property, plant and equipment        339,026           352,130

Other assets                                 2,418             3,002

                                        $ 368,197          $ 383,477


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                      $     625          $   1,043
  Advances from joint venture partners      2,103              1,234
  Accrued liabilities                      13,954             17,892
  Income and other taxes                   12,481             19,924
    Total current liabilities              29,163             40,093

Deferred income taxes                     148,293            154,087
Other liabilities                          14,796             14,859

Partners' capital                         255,945            254,438
  Less:  demand notes receivable           80,000             80,000
                                          175,945            174,438

                                        $ 368,197          $ 383,477


See accompanying Notes to Condensed Consolidated Financial Statements.


                 UNIMAR COMPANY AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows
                        (Thousands of dollars)
                             (Unaudited)



                                                  Nine Months Ended
                                                    September 30,
                                                   1997       1996


Net earnings                                     $ 37,798   $ 41,110
Adjustments to reconcile to net cash
 provided by operating activities:
   Depletion, depreciation and amortization        32,214     36,098
   Deferred income taxes                           (5,794)    (4,971)
   Exploratory dry hole costs                         383          -
   Changes in working capital and other            (7,096)       364

Net cash provided by operating activities          57,505     72,601

Investment activities:
   Capital expenditures                           (19,493)   (14,488)

Net cash used in investing activities             (19,493)   (14,488)

Financing activities:
   Capital contributions                           17,600     17,400
   Capital distributions                          (54,000)   (72,100)

Net cash used in financing activities             (36,400)   (54,700)

Increase (decrease) in advances from joint
 venture partners                                     869     (1,986)


Net increase in cash and cash                       2,481      1,427
 equivalents

Cash and cash equivalents at beginning
 of period                                          3,274      4,882

Cash and cash equivalents at end of period       $  5,755   $  6,309

IPU distributions paid                           $ 19,617   $ 17,354

Income taxes paid                                $ 87,516   $ 93,372




See accompanying Notes to Condensed Consolidated Financial Statements.

                 UNIMAR COMPANY AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements
                        September 30, 1997
                           (Unaudited)


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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                 UNIMAR COMPANY AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements, Continued
                        September 30, 1997
                           (Unaudited)


(3)   The table below outlines the calculation of the Indonesian
      Participating Unit (IPU) participation payment for the third quarter of 1997.

                                                   1997
                                               Third Quarter
                                         (Thousands of dollars)

     Positive cash flow:

         Gas receipts                       $ 42,398

   Oil and condensate receipts                 8,272

   Other non-revenue cash receipts
     from Joint Venture                        1,634

       Total positive cash flow               52,304

     Less negative cash flow:

       Expenditures to Joint Venture          16,705

       Indonesian income taxes                21,505

       Total negative cash flow               38,210

     Net positive cash flow from
       23.125% interest in Joint Venture    $ 14,094

     Net cash flow for benefit of
       IPU holders*                         $  3,449

     Participation Payment per IPU*         $    .32





        * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of September 30, 1997, there were 10,778,590 IPUs issued and outstanding.

The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1996 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.


Liquidity and Capital Resources

     Cash flow from operations for the nine months ended September 30, 1997 amounted to $58 million, a decrease of $15 million as compared to the same period in 1996. The decrease resulted primarily from lower sales volumes which were partially offset by higher LNG prices. Capital expenditures and net distributions to the partners for the first nine months of 1997 were $19 million and $36 million, respectively. For the nine months ended September 30, 1996, capital expenditures and net distributions to the partners were $14 million and $55 million, respectively.

     The Company's share of 1997 Indonesian Joint Venture (IJV) expenditures is currently expected to approximate $55 million, a $3 million increase from the amount forecasted at year-end 1996. The increase includes a $6 million increase in operating expenditures associated primarily with the Operator's business process reengineering plan, offset by a $3 million decrease in exploration expenditures as a result of reductions in planned exploratory seismic and drilling activity for 1997. During the first nine months of 1997, $44 million was called by the IJV as compared to $33 million for the nine months ended September 30, 1996.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of liquefied natural gas (LNG), and to a lesser extent, the sale of crude oil and liquefied petroleum gas (LPG). LNG and LPG are primarily sold under long term contracts whose prices are derived from a basket of Indonesian crudes. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil, LNG and LPG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

Results of Operations

                Quarter Ended September 30, 1997
          Compared to Quarter Ended September 30, 1996

     Net earnings for the third quarter of 1997 were $9 million, as compared to $11 million in the prior year's quarter. The decrease in earnings was mainly due to lower revenues as discussed below.

     Third quarter 1997 revenues were $49 million, a decrease of $14 million as compared to the corresponding 1996 quarter. The decrease was mainly due to a 21 percent decrease in LNG sales volumes and a 7 percent decrease in LNG sales prices. Crude oil sales volumes and prices decreased by 5 percent and 10 percent, respectively.

     The IJV's share of LNG sold during the third quarter of 1997 was 83 trillion BTUs (28.3 net equivalent cargoes) as compared to 105 trillion BTUs (35.7 net equivalent cargoes) in the third quarter of 1996. The IJV's share of LNG shipments for 1997 is expected to decline by approximately 15 percent as compared to 1996, due primarily to the reduction in deliveries under the IJV's first contract in which the IJV has a higher participation interest. A further decline in LNG shipments is expected in 1998.

     Crude oil volumes net to the Company decreased by 27 thousand barrels to 473 thousand barrels, mainly due to the timing of crude oil liftings.

     The average price received for LNG during the third quarter of 1997 was $2.87 per million BTUs, a $0.22 per million BTU decrease as compared to the same period in 1996. The average crude oil price in the third quarter of 1997 was $18.24 per barrel, a $2.01 per barrel decrease as compared to the corresponding 1996 quarter.

     Production costs for the third quarter of 1997 increased $1 million as compared to the same quarter in 1996 due primarily to recoverable costs associated with the Operator's ongoing business process reengineering plan.

     Depletion, depreciation and amortization charges decreased $2 million to $11 million, due to the lower overall level of production in the third quarter of 1997 as compared to the third quarter of 1996.

     Income tax expense in the third quarter of 1997 decreased $11 million to $21 million, due primarily to lower third quarter revenues. The effective tax rates for the 1997 and 1996 third quarters were 70 percent and 73 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company which are not deductible in the partnership.


              Nine Months Ended September 30, 1997
        Compared to Nine Months Ended September 30, 1996

     Net earnings for the first nine months of 1997 were $38 million, a decrease of $3 million as compared to the same period in 1996.
The decrease in earnings was mainly the result of lower revenues as discussed below.

     Revenues for the first nine months of 1997 were $165 million, or $24 million lower than the first nine months of 1996. The decrease was mainly due to a 19 percent decrease in LNG sales volumes which was partially offset by a 6 percent increase in LNG sales prices. Crude oil sales volumes decreased by 5 percent while crude oil sales prices increased by 1 percent.

     The average price received for LNG was $3.18 per million BTUs, a $0.17 per million BTU increase as compared to the first nine months of 1996. The price received for crude oil sales averaged $19.64 per barrel, an increase of $0.28 per barrel as compared to the 1996 nine month average.

     The IJV's share of LNG sold during the first nine months of 1997 was 257 trillion BTUs (87.4 net equivalent cargoes) as compared to 318 trillion BTUs (108.1 net equivalent cargoes) in the first nine months of 1996. The IJV's share of LNG shipments for 1997 is expected to decline by approximately 15 percent as compared to 1996, due primarily to the reduction in deliveries under the IJV's first contract in which the IJV has a higher participation interest. A further decline in LNG shipments is expected in 1998.

     Crude oil volumes net to the Company decreased by 75 thousand barrels to 1.3 million barrels, mainly due to the timing of crude oil liftings.

     Production costs for the first nine months of 1997 increased by $2 million as compared to the same period in 1996 due primarily to recoverable costs associated with the Operator's ongoing business process reengineering plan.

     Depletion, depreciation and amortization charges decreased $4 million to $32 million, mainly due to the lower overall level of production in the first nine months of 1997.

     Income taxes in the first nine months of 1997 decreased $18 million to $74 million. The decrease in current tax expense during the first nine months of 1997 was primarily due to lower revenues and an increase in cost recoverable expenditures. The effective tax rates for the first nine months of 1997 and 1996 were 66 percent and 69 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to Unimar activities which are not deductible in the partnership.
PART II.  OTHER INFORMATION


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits


        (27)-1- Financial Data Schedule for the nine months ended September 30, 1997.

        (b)  Reports on Form 8-K

             None.

                         UNIMAR COMPANY

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNIMAR COMPANY




                               By:   /S/ Linda A. Kubecka
                                    Linda A. Kubecka
                                    (principal financial officer
                                    and the officer duly authorized
                                    to sign on behalf
                                    of the registrant.)


DATE: November 12, 1997