Form 10-K405
period 1997-12-31
UNIMAR CO
filed 1998-03-20
CIK 752290

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-K

[ x ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________to__________

                         Commission File Number 1-8791

                                 UNIMAR COMPANY
             (Exact name of Registrant as specified in its charter)

            TEXAS                                           76-0108240
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

1221 MCKINNEY, SUITE 700, HOUSTON, TEXAS                       77010
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (713) 754-6650
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

         The principal executive offices of the Company are at 1221 McKinney, Suite 700, Houston, Texas 77010 and its telephone number is 713-754-6650. A Management Board consisting of six members, three appointed by each partner, exercises management, budgeting and financial control of the Company. As of December 31, 1997, VICO, in its capacity as the Joint Venture operator, had approximately 1,600 employees in the United States (U.S.) and Indonesia. The Company presently does not have any other employees. All aspects of the Company's business that are not associated with the management of the Joint Venture, such as operations, legal, accounting, tax and other management functions, are supplied either by VICO or employees of the partners in accordance with management and service agreements.

         The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons, and the demand for petroleum products. Furthermore, the Company's business could be materially affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments or customers, currency exchange and repatriation losses, taxes, litigation, the competitive environment, and international economic and political developments such as the current Asian economic crisis and actions of members of the Organization of Petroleum Exporting Countries (OPEC). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF THE COMPANY'S INDONESIAN PARTICIPATING UNITS

         Each Indonesian Participating Unit (IPU) entitles the holder thereof to receive a payment (Participation Payment) until September 25, 1999, at which time the IPUs will expire with no residual value. The Participation Payment for any quarterly period is equal to the product of (i) a fraction, the numerator of which is 1 and the denominator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, multiplied by
(ii) the amount by which cumulative Net Cash Flow (as defined below) through the end of such quarterly period exceeds the aggregate amount of all preceding Participation Payments in respect of all IPUs. If Net Cash Flow is zero or negative for any quarterly period, no Participation Payment for that quarter will be made.

         The amount of Net Cash Flow for any quarterly period is equal to the product of:

(i) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by

(ii)     32 percent of

         (a) all cash actually received in the U.S. by INTERNATIONAL and VICO (for purposes hereof, the Special Subsidiaries) during such quarterly period from their aggregate 23.125 percent interest in the Joint Venture (or actually received by them outside the U.S. if they voluntarily elect not to repatriate such cash), minus

         (b) an amount equal to the sum of the aggregate amount of all accruals or expenditures made by the Special Subsidiaries during such quarterly period as a result of their interest in the Joint Venture, foreign or domestic taxes paid by the Special Subsidiaries, any award, judgment or settlement and related legal fees incurred by the Special Subsidiaries, certain operating expenses incurred by the Special Subsidiaries, and the amortization of capitalized advances made by the Special Subsidiaries for certain major capital expenditures, together with interest thereon.

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

(a) MARKET INFORMATION. The Company's IPUs are listed for trading on the American Stock Exchange under the symbol "UMR." The reported high and low sales prices of the IPUs for the last two years on a quarterly basis were:

                   INDONESIAN PARTICIPATING UNIT PRICE RANGES

                     1ST QTR               2ND QTR              3RD QTR              4TH QTR
                     -------               -------              -------              -------
1997
----
High                  5-5/16                5-1/4                5-1/8               4-13/16
Low                   4-3/8                 4-7/16               4-1/2               1-3/4

                     1ST QTR               2ND QTR              3RD QTR              4TH QTR
                     -------               -------              -------              -------
1996
----
High                 4-11/16                5-3/16               5                    5-1/4
Low                  3-13/16                3-7/8                4-1/8                4-3/16

Source of prices:  American Stock Exchange

(b) HOLDERS. As of February 13, 1998, 10,778,590 IPUs were outstanding and held by approximately 3,327 holders of record.

(c)      PAYMENTS PER INDONESIAN PARTICIPATING UNIT.

         1997 PERIOD                                        PAYMENT DATE                           PAYMENT
         -----------                                        ------------                           -------
         First Quarter                                      May 30, 1997                             0.69
         Second Quarter                                     August 29, 1997                          0.49
         Third Quarter                                      December 1, 1997                         0.32
         Fourth Quarter                                     March 2, 1998                            0.41

         1996 PERIOD                                        PAYMENT DATE                           PAYMENT
         -----------                                        ------------                           -------
         First Quarter                                      May 30, 1996                             0.65
         Second Quarter                                     August 29, 1996                          0.53
         Third Quarter                                      November 29, 1996                        0.59
         Fourth Quarter                                     March 3, 1997                            0.64

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

         The share of revenues from the sale of gas after cost recovery through August 7, 1998 will remain at 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to PERTAMINA. The split after August 7, 1998 will be 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to PERTAMINA for gas sales under the 1973 LNG Sales Contract, the 1981 LNG Sales Contract and extension, Korean carryover quantities and the seven 1986 LPG Sales Contracts, to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields. For the gas used to fulfill the eleven-year extension (2000 - 2010) to the 1973 LNG Sales Contract that is supplied from the Badak or Nilam fields, 41.655 percent of such gas shall be split 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to PERTAMINA with the remaining gas supplying this extension to be split 30 percent to the Joint Venture after Indonesian income taxes and 70 percent to PERTAMINA. All other LNG and LPG sales contract revenues after August 7, 1998 will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to PERTAMINA.

         Based on current and projected oil production, the revenue split from oil sales after cost recovery through August 7, 2018 will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to PERTAMINA. These revenue splits are based on Indonesian income tax rates of 56 percent through August 7, 1998 and 48 percent thereafter.

         In addition, the Joint Venture is required to sell one-fourth of its equity share of total oil and condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel (bbl) with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP) for that field. In 1997, the Joint Venture received new field incentive status for its Beras field following the completion of a pipeline between the Mutiara and Nilam fields. These incentives include a sixty month domestic obligation holiday beginning in 1998 for the production from Beras in excess of 9,000 barrels of oil per day from the total production of the Mutiara, Pamaguan and Beras fields. The participants' remaining oil and condensate production is generally sold in world markets.

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

         Payment for LNG and LPG is made in U.S. dollars to a U.S. bank as trustee for PERTAMINA, the Joint Venture, other participating production sharing contractors and lenders that have provided funds to build the LNG Plant and the LPG facilities. The LNG Plant's processing costs, principal and interest payable on borrowings from such lenders, transportation costs, and certain other miscellaneous costs are deducted from the gross LNG and LPG sales proceeds. The remaining amount represents the net proceeds for gas delivered to the LNG Plant and is divided among PERTAMINA, the Joint Venture, and the other production sharing contractors in accordance with the terms of their respective agreements.

EXPLORATION AND DEVELOPMENT

         From inception in 1972 up to and including December 31, 1997, the following wells were drilled in the East Kalimantan Contract Area:

                     TOTAL             COMPLETED/
FIELD                WELLS             PRODUCTIVE              DRY                  SUSPENDED
LOCATION            DRILLED              WELLS                 HOLES                  WELLS
--------            -------           -------------            -----               -----------

Badak                      188                   178                     7                     3
Nilam                      175                   175                    --                    --
Semberah                    62                    56                     4                     2
Mutiara                     59                    51                     7                     1
Beras                        2                     2                    --                    --
Pamaguan                    32                    26                     6                    --
Wailawi                      6                     6                    --                    --
Other                       47                     6                    32                     9
               ---------------       ---------------       ---------------       ---------------

Totals                     571                   500                    56                    15
               ===============       ===============       ===============       ===============

         There are four significant fields in the East Kalimantan Contract Area, namely, Badak, Nilam, Semberah, and Mutiara. The Badak field is in the northeast portion of the East Kalimantan Contract Area, and the Nilam field is located immediately south of the Badak field. Total Indonesie and Indonesia Petroleum, Ltd. (the Total Group), who are not parties to the Joint Venture but have interests in the Nilam and Badak fields, are parties to unitization agreements with the Joint Venture in both fields. All gas and condensate from the Badak and Nilam fields and all oil from the Nilam field, as well as all allowable costs incurred in connection therewith, are deemed attributable to the Joint Venture and the Total Group in the ratio of their respective participating interests under the Badak and Nilam unitization agreements. VICO acts as operator for the Joint Venture and the Total Group in both fields. The Joint Venture has a 100 percent working interest in the Semberah and Mutiara fields, and VICO acts as operator for these fields as well. See "Business - The Joint Venture." The Joint Venture is also producing from other fields in the East Kalimantan Contract Area including Beras, Pamaguan, and Wailawi. The Beras field, which is located within the southern area of the Mutiara field, was granted new field designation as an oil field in early 1997.

         The following table summarizes completed development drilling for the last three years in the East Kalimantan Contract Area.

                    DEVELOPMENT OR FIELD EXTENSION DRILLING

                                                             COMPLETED
                                                      ------------------------
                                 WELLS                FOR                  FOR              FOR DUAL
         YEAR                   DRILLED               GAS                  OIL              OIL & GAS
         ----                   -------               ---                  ---              ---------
         1995                    16                    7                    2                    7
         1996                     6                    2                    2                    2
         1997                     7                   --                    2                    5

         Of 500 completed wells in the East Kalimantan Contract Area, approximately 290 contain more than one completion in the same bore hole. There was one well in progress at December 31, 1997.

         During 1997, there was one exploratory well drilled which was deemed a dry hole. There were no exploratory wells drilled during the prior two years.

         The Company's share of the costs of the above wells ranged from 18.53 percent to 23.125 percent.

LNG SALES

         The following table sets forth total gas liquefied and sold as LNG, the Company's share of such production (calculated on a million cubic feet equivalency basis as described in Note (a) below), average sales prices (excluding transportation costs) and production (lifting) costs of such production for the last three years.

                                                                    YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------
                                                           1997              1996              1995
                                                           ----              ----              ----
Gross LNG Sales (MMCF) (a)                                  716,734           710,988           636,339
Company's Share of PSC LNG Sales (MMCF)                      70,540            86,254            80,734
Company 's Sales Price per MCF (b)                   $         3.45    $         3.49    $         2.96

Company's Share of PSC Production Cost per MCF       $         0.18    $         0.14    $         0.15

(a) Represents the volumes of LNG delivered and sold to purchasers which is measured by its British Thermal Unit (BTU) content and, for purposes of this table, has been converted to MMCF equivalents based on a ratio of approximately 1.107 billion BTUs per MMCF of gas. Gross LNG Sales includes production attributable to UNOCAL Indonesia Company, the Total Group and PERTAMINA. The term "MMCF" refers to 1,000,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

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

         During 1997, the Company's share of the Joint Venture's expenditures was approximately $54 million, comprising $2 million of exploration expenditures, $27 million of development expenditures and $25 million of operating costs. In 1998, the Company's share of the Joint Venture's expenditures is expected to total $56 million, comprising $7 million of exploration expenditures, $27 million of development expenditures and $22 million of operating costs.

The 1998 budgeted expenditures reflect continued development activities to maintain gas deliverability and a seismic and exploration program that provides for the drilling of several wells.

RESERVES

         The Company files no reports which include estimates of oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

         The estimated proved reserves of gas and of oil and condensate as of December 31 for the last four years attributable to the Joint Venture's interest in the PSC in the East Kalimantan Contract Area were prepared by petroleum engineers employed by LASMO, an affiliate of Ustar. Gross proved field reserves were:

                                                   CRUDE OIL AND
                                                     CONDENSATE                                   GAS
                                                   -------------                                  ---
                                                    (000's bbls)                              (Dry MMCFs)
  December 31, 1994                                   224,995                                  7,149,560
  December 31, 1995                                   196,892                                  6,636,127
  December 31, 1996                                   217,392                                  6,118,180
  December 31, 1997                                   228,342                                  5,818,935*

       * equivalent to approximately 5,670 trillion BTUs.

         THE JOINT VENTURE, AND THUS THE COMPANY, HAS NO OWNERSHIP INTEREST IN OIL AND GAS RESERVES BUT RATHER HAS THE RIGHT TO RECEIVE PRODUCTION AND REVENUES FROM THE SALE OF OIL, CONDENSATE, GAS, LNG AND LPG IN ACCORDANCE WITH THE PSC AND OTHER AGREEMENTS.

LNG PLANT

         Gas produced from the Joint Venture PSC is liquefied at the LNG Plant, which is owned by PERTAMINA and operated on a cost-reimbursement basis by a corporation in which the Joint Venture owns a 20 percent interest. The LNG Plant currently consists of seven processing units (trains) having a combined input capacity of approximately 3.0 billion cubic feet of gas per operating day and a peak production capacity of approximately 735,900 barrels or 117,000 cubic meters of LNG and 30,000 barrels of condensate per day. The five storage tanks at the LNG Plant have a total capacity of 3.3 million barrels of LNG. Gas is supplied to the plant through three pipelines (two 36 inch and one 42 inch) which are connected to the central gas facilities at the Badak field, 35 miles south of the LNG Plant. The seven train plant is one of the largest LNG processing facilities in the world and has the capacity to deliver 324 LNG cargoes per year. Since the first shipment in 1977, the LNG Plant has delivered 3,082 LNG cargoes.

         The LNG Plant has been developed in five phases. The original facility, which consisted of two trains (Trains A and B) and a dock became fully operational in August 1977 and was constructed with financing arranged by PERTAMINA with the Central Bank of the Republic of Indonesia, an international consortium of commercial lenders and a corporation owned substantially by the Japanese LNG purchasers. Final payment on the loans was made in the first quarter of 1990.

         Expansion of the LNG Plant from two to four trains (Trains C and D) was completed in 1983. Funding was arranged by PERTAMINA with Japan Indonesia LNG Co., Ltd. (JILCO). Final payment on this financing arrangement was made in the third quarter of 1993.

         A fifth processing train (Train E) was completed in 1989 and supplies LNG required for the Taiwan LNG Sales Contract with the Chinese Petroleum Corporation (CPC), the state petroleum enterprise of the Republic of China (Taiwan). Project financing was arranged through a trustee borrowing with a consortium of Japanese banks and is supported by revenues from such sales contract, as well as in certain limited circumstances by portions of other revenue streams. The financing is made up of two tranches. Tranche A totals $176.4 million at a fixed interest rate of 11.5 percent, and Tranche B totals $117.6 million at an interest rate of LIBOR (London Interbank Offered Rate) plus 1 percent. The financing is repayable in graduated quarterly payments over ten years and began in the fourth quarter of 1990.

         The sixth processing train (Train F) was completed in 1993 and supplies the LNG required for the Train F LNG sales contract with Osaka Gas, Tokyo Gas and Toho Gas for the sale of 2,020 trillion BTUs over a twenty-year period which commenced in 1994. In August 1991, PERTAMINA and an international consortium of commercial banks and financial institutions completed project financing of $750 million of which $699 million was required to fund the construction of Train F and related support facilities. Financial support for the financing is limited to revenues from the Train F sales contract. The financing is repayable over ten years in graduated quarterly payments and began in December 1994.

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

         The seventh processing train (Train G) was completed in November 1997 and supplies the LNG required for the Korea and Taiwan Medium Term LNG Sales Contracts and the eleven-year extension (2000-2010) to the 1973 LNG Sales Contract. In July 1995, a $969.5 million financing was completed for Train G, a third dock, LPG expansion and other support facilities. The financing was provided from Japanese sources through arrangements similar to those used to finance the LNG Plant's Trains E and F. The interest rate is LIBOR plus 1.125 percent through 1999 and LIBOR plus 0.875 percent from 2000 to 2008. Repayment is scheduled to begin in the fourth quarter of 1998 principally from the 1998 and 1999 proceeds of the medium-term LNG sales contracts with CPC and Korea Gas Corporation (KGC) and, starting in 2000, from proceeds of the eleven-year extension to the 1973 LNG Sales Contract.

         In March 1997, a $1,127 million financing was signed for the eighth train (Train H), an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG Plant, another debottlenecking project for Trains A through F, and other support facilities. The financing was primarily provided by Taiwanese and Japanese sources through arrangements similar to those used to finance the LNG Plant's Trains E, F and G. Repayment is to begin the earlier of (a) either (i) the date nine months after completion or
(ii) September 19, 2000, at the option of the Borrower, or (b) January 19, 2001. Construction commenced in mid-1997 with completion anticipated by 2000. Revenues from the Badak V Sales Contract with KGC and the Badak VI Sales Contract with CPC will be the primary sources of repayment for this financing.

         Financings for Trains E through H are non-recourse to both PERTAMINA and the Joint Venture.

         The LPG processing facilities on Trains A through D at the LNG Plant were constructed concurrently with the Train E. The LPG facilities were completed in 1988, at a cost of approximately $158 million. Financing was made available to PERTAMINA through a consortium of Japanese banks. A significant portion of the LPG sales proceeds is dedicated to the financing, which is repayable through 1999. LPG processing facilities on Trains F through H were included in the scope of such trains' financings.

         A second dock facility at the LNG Plant is used for both LNG and LPG deliveries. The portion of the second dock costs attributable to the LPG trade was financed through the same consortium of Japanese banks that financed the LPG processing facilities for Trains A through D at the LNG Plant. Financing for the LNG portion of the second dock was provided by a trustee borrowing from Japanese banks. Final payment on this financing arrangement was made in the second quarter of 1995.

         The following table sets forth information regarding the status of the major project financings incurred or arranged by PERTAMINA to construct the LNG
Plant:

                             FINANCING ARRANGEMENTS

                              ORIGINAL            BALANCE AT               FINAL
                             PRINCIPAL           DECEMBER 31,             PAYMENT        PRIMARY SOURCE
FINANCING                     AMOUNT                 1997                  DATE           OF REPAYMENT
---------                     -------            -----------              -------       ---------------
                              (000's)              (000's)
Trains A & B,
1st Loading Dock            $   771,500           $     --                  --       1973 LNG Sales Contract


Trains C & D                    995,800                 --                  --       1981 LNG Sales Contract



Train E                         294,000             97,020                2000       Taiwan LNG Sales Contract


Train F & Support
Facilities                      699,000            506,605                2004       Train F LNG Sales Contract


Train G, 3rd Loading                                                                 Package V Sales Contracts,
Dock & Support Facilities       969,500            697,000 (a)            2008       Package VII Second Amended
                                                                                     and Restated 1973 Sales
                                                                                     Contract (b)


Train H & Support                                                                    Badak V & Badak VI
Facilities                    1,127,000            255,000 (a)            2010       Sales Contracts (c)


2nd Loading Dock
& Train E Support
Facilities                      135,000                 --                  --       1973 LNG Sales Contract


LPG Facilities                  157,700             21,747                1999       LPG Sales Contract

(a)      Drawdown amount as of December 31, 1997.

(b) Repayment is scheduled to begin in the fourth quarter of 1998 principally from the proceeds of the Korea and Taiwan Medium Term Sales Contracts and, starting in 2000, from the proceeds of the eleven-year extension to the 1973 LNG Sales Contract.

(c) Repayment is scheduled to begin the earlier of (a) either (i) the date nine months after completion or (ii) September 19, 2000, at the option of the Borrower, or (b) January 19, 2001.

MARKETING AND DISTRIBUTION OF LNG

         Certain information regarding deliveries of LNG from the LNG Plant is set forth below:

                                                               BTUS                      AVERAGE
                               NUMBER OF LNG               IN TRILLIONS                 PRICE PER
                              TANKER LIFTINGS             (APPROXIMATE)                   MMBTU
                              ---------------             -------------                -----------
            1995                     240                       704                        $2.67
            1996                     287                       787                        $3.15
            1997                     291                       793                        $3.12

         As a result of variations in LNG tanker capacity among the various sales contracts, the measure of a net equivalent cargo has been established. One net equivalent cargo equates to 2,942 billion BTUs.

         The Joint Venture PSC and other gas producers in Indonesia have the opportunity to participate in each sales package. The Joint Venture PSC's equity interest in a sales package is based on its share of gas reserves available for commitment to the package.

         The Joint Venture PSC's allocation in the LNG sales contracts has declined over time since the initial 1973 Sales Contract, when the Joint Venture PSC was virtually the only supplier to the LNG Plant, to the present when there are two other major production sharing contractors supplying gas to the LNG Plant and sharing in the allocation of volumes. Absent the discovery of significant additional gas reserves in the Joint Venture PSC, the Joint Venture's participation in future sales packages will continue to decline.

         The following table sets forth information regarding the LNG Plant's share of the LNG Sales Contracts grouped together by the Joint Venture PSC's participating percentages in the sales contracts (each such group being referred to as a "package"):

PACKAGE     EQUITY      SALES CONTRACT              TERM        REMAINING GROSS    NET EQUIVALENT        BASE LNG PRICE
-------    INTEREST     --------------              ----            VOLUMES          CARGOES (b)            PER MMBTU (a)
           --------                                                 -------        ---------------     --------------------
                                                                     TBTUS         1997  REMAINING     12/31/97    02/28/98
                                                                                   ----  ---------     --------    --------
  I         97.9%             1973               1977-1999              3           27          1        2.80        2.24

  II        66.4%             1981               1983-2003            898           38        203        2.76        2.14

  IIIA      50.0%       Korean Carryover         1986-2006            130            3         22        2.80        2.24

  IIIB      29.6%            Taiwan              1990-2009          1,058            8        106        2.73        2.14

  IIIB      29.6%             Toho               1988-1997             --            1         --        2.80        2.24

  IIIB      29.6%        1981 Additional         1990-2003             95            2         10        2.76        2.14

  IV        27.2%            Train F             1994-2013          1,914           11        177        2.61        2.03

  IV        27.2%           Korea II             1994-2014            808            5         75        2.63        2.04

  IV        27.2%        1973 Extension          1997-1999            361            8         33        2.80        2.24

  IV        27.2%      Medium City Gas Co.       1996-2015            349            1         32        2.73        2.14

  IV        27.2%             Toho               1990-1999             11           --          1        2.80        2.24

  V         21.6%        1973 Extension          2000-2009          4,356           --        320        2.80        2.16

  V         21.6%       Korea Medium Term        1995-1999            283           10         21        2.76          --

  V         21.6%            Badak V             1998-1999            106           --          8          --          --

  V         21.6%      Taiwan Medium Term        1998-1999             46           --          3          --          --

  V         21.6%           Badak VI             1998-1999             43           --          3          --          --

  V         21.6%   Aquarius/Aries Extension     1997-1999             32            1          2        2.80        2.24

  VI        16.5%        1981 Extension          2003-2008            942           --         53          --          --

  VI        16.5%            Badak V             1998-2017            956           --         54          --          --

  VI        16.5%           Badak VI             1998-2017          1,686           --         95          --          --

  VII       (c)         1973 Extension           2010-2010            436           --         (c)         --          --

  VII       (c)         1981 Extension           2009-2011            565           --         (c)         --          --
                                                                 --------        -----

                                                                   15,078          115
                                                                 ========        =====

(a) Excludes transportation costs, where applicable. The February 28, 1998 prices were based on an LNG crude oil basket price of $13.73 per bbl.

(b) Net equivalent cargoes represent the Joint Venture PSC's equity based on an average of 2,942 billion BTUs per cargo.

(c) The Joint Venture PSC's participation percentage in Package VII sales has not yet been determined and is not expected until 1999. Absent the discovery of significant additional gas reserves, the Joint Venture PSC's percentage in Package VII sales is expected to be less than the Package VI percentage.

         In 1997, LNG was primarily sold under six long-term sales contracts between PERTAMINA and buyers in Japan, Taiwan and South Korea. These contracts are the 1973 Sales Contract, the 1981 Sales Contract, the Taiwan Sales Contract, the Train F Sales Contract, the Korea II Sales Contract and the Medium City Gas Company Sales Contract. Extensions to certain of these contracts, and several medium term sales contracts, are supplied by the excess capacity of the LNG plant due to the expansion of its facilities. The gas processed by the LNG Plant is supplied from the Joint Venture's contract area as well as other fields in which the Joint Venture has no interest.

         In 1997, approximately 80 percent of the Joint Venture PSC's share of LNG was sold by PERTAMINA to Japanese customers. The 1998 program expects about 74 percent of LNG sales to be sold to the Japanese customers, with South Korean and Taiwanese customers purchasing the remaining 16 percent and 10 percent respectively. The current economic uncertainties in Southeast Asia could reduce the ability of certain customers to take (or pay for) their contracted commitments. Most of these contracts contain take-or-pay provisions that require the purchasers to either take the contracted quantities or pay for such quantities if not taken. KGC has advised that it may need to reduce its 1998 committed quantities by up to 13 gross cargoes. In response, PERTAMINA has informed KGC that it will enforce its contractual rights, including take-or-pay, for contracted quantities KGC fails to take. PERTAMINA and KGC have agreed to meet in the near future to attempt to resolve this issue. While the Company cannot predict the outcome of the ongoing discussions between PERTAMINA and KGC, a 13 gross cargo reduction would not have a material impact on the Company's 1998 results.

         Excluding the KGC situation, the Joint Venture PSC's share in LNG volumes from the LNG plant is expected to decline in 1998 by about 18 percent as compared to 1997, of which 9 percent is due to the phaseout of the original 1973 Sales Contract in which the Joint Venture PSC had a high participation interest. The remaining 9 percent decrease in LNG volumes net to the Joint Venture, and the Company, is primarily a result of the reduction in equity percentages from 35 percent to 30 percent or 25 percent under terms of the PSC which becomes effective August 8, 1998. See Part I - Business - Terms of Production Sharing Contract.

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

         The Badak V Sales Contract with KGC and the Badak VI Sales Contract with CPC are twenty-year sales contracts for the years 1998 to 2017. The Badak V Sales Contract is for the sale of 1,062 million BBTUs LNG from the Bontang Plant and the Buyer is responsible for transportation; the Badak VI Sales Contract is for the sale of 1,729 million BBTUs of LNG from the Bontang Plant and the Seller is responsible for transportation. The first two years of each contract are supplied at the Package V rate of 21.6 percent; the remaining eighteen years will be supplied at the

Package VI rate of 16.5 percent. Revenues from these two sales contracts will be the primary source of repayment for the Train H financing.

         The Second Amended and Restated 1981 LNG Sales Contract is an eight-year contract with Chubu Electric Power Co., Kansai Electric Power Co., Osaka Gas Co. and Toho Gas Co. The contract is for the sale of 942 million BBTUs of LNG from the Bontang Plant from 2003 to 2011 and the Buyer is responsible for transportation. The first five years of this contract will be at the Package VI rate of 16.5 percent; the remaining three years will be at the Package VII rate which has not yet been determined by PERTAMINA and is not expected before 1999. It is anticipated that this rate will be less than the Package VI rate of 16.5 percent.

         The Second Amended and Restated 1973 Sales Contract is an eleven-year contract with Chubu Electric Power Co., Kansai Electric Power Co., Kyushu Electric Power Co., Nippon Steel Corporation, Osaka Gas Co. and Toho Gas Co. The contract is for the sale of 4,792 million BBTUs of LNG from 2000 to 2010 with the Seller responsible for transportation. The first ten years of this contract are at the Package V rate of 21.6 percent; the final year of the contract will be at the Package VII rate. This rate has not yet been determined by PERTAMINA and is not expected before 1999. It is anticipated that this rate will be less than the Package VI rate. Revenues from this sales contract will be used to repay the Train G financing.

         During the years ended 1997, 1996 and 1995, sales to Kansai Electric Power Co. Inc., and Chubu Electric Power Co., Inc. individually accounted for more than 10 percent of the Company's total revenues. In addition, during the years ended 1996 and 1995, sales to Osaka Gas Co., Ltd. also accounted for more than 10 percent of the Company's total revenues.

         Other Gas Sales - The Joint Venture PSC is obligated until 2008 to supply approximately 74 MMCF of gas per day to three local fertilizer plants at a price of $1.00 per MMBTU subject to a pipeline tariff. In addition, the Joint Venture PSC is required to supply approximately 5 MMCF per day of gas to the Balikpapan refinery at a price of $1.70 per MMBTU. In 1994, PERTAMINA executed a twenty-year contract, commencing in February of 1998, for the sale of approximately 70 MMCF per day of gas to be supplied by the Joint Venture PSC to a local methanol plant at a price not less than $1.25 per MMBTU for the first ten years.

MARKETING AND DISTRIBUTION OF LPG

         PERTAMINA has individual contracts with seven Japanese utility companies for the sale and delivery of LPG through the year 1998. The LPG facility at the LNG Plant supplies approximately 800,000 metric tons per year under these contracts. In 1997, 26 gross cargoes including spot sales, totaling 1,003,000 metric tons of LPG, were shipped from the LNG Plant to Japan at an average invoice price of $239.87 per metric ton. The Joint Venture PSC was allocated a Package IIIB sharing percentage for revenues from the first 389,000 metric tons sold, a Package IV sharing percentage for revenues from the next 22,000 metric tons sold, and a Package V sharing percentage for revenues from the remaining 592,000 metric tons sold during 1997, after deducting LPG-related operating costs and debt service.

MARKETING OF OIL AND CONDENSATE

         Each party to the Joint Venture and PERTAMINA are entitled to take their respective shares of oil and condensate in kind and to market such shares separately. The Company, through affiliates of Ustar and Unistar, markets its share of oil and condensate f.o.b. Santan Terminal, in East Kalimantan, independently of PERTAMINA and the other Joint Venture participants. The Santan Terminal (operated by UNOCAL Indonesia Company) is used for storing and loading oil produced by the Joint Venture PSC.

         The Company's share of the Joint Venture's oil and condensate, except for that sold to PERTAMINA for Indonesian domestic consumption, is sold at the applicable ICP for the grade of oil exported.

         The Company marketed two segregated streams of crude oil for export, Badak and Bontang Mix. In 1997, 84 percent of the Company's export sales were Bontang Mix, the balance of 16 percent was Badak. Effective January 1998, Bontang Return Condensate, the major component of Bontang Mix, has been segregated for separate sale and has replaced Bontang Mix as a product. These crudes have individual ICPs. Since the inception of segregated crude oil marketing in 1994, the ICPs have more closely mirrored world market crude oil prices for each grade of crude oil sold.

         The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at ICP for that field. In 1997, the Joint Venture received new field incentive status for its Beras field following the completion of a pipeline between the Mutiara and Nilam fields. These incentives include a sixty month domestic obligation holiday beginning in 1998 for the production from Beras in excess of 9,000 barrels of oil per day from the total production of the Mutiara, Pamaguan and Beras fields.

         Substantially all of the oil and condensate currently being produced by the Joint Venture PSC is being produced from the Badak, Nilam, Mutiara and Semberah fields. Selected data pertaining to oil and condensate sales for the last three years were:

                                                                       YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                         1997                  1996                   1995
                                                         ----                  ----                   ----
Total Oil & Condensate Sales (bbls) (a)               24,085,777            25,155,246             21,739,437

Company's Oil & Condensate Sales (bbls) (b)            1,757,383             1,702,788              1,710,547

Company's Average Sales Price (per bbl) (b)               $19.59                $20.04                 $17.18

Company's Share of PSC Production Cost (per bbl)           $1.06                 $0.84                  $0.92

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

         In addition to the LNG being sold from the Arun Plant, LNG plants in the Middle East, Australia, Malaysia, or elsewhere may provide competition for sales of any additional Joint Venture PSC LNG to Japanese and other markets, beyond the amount under current contracts.

         LNG sales are made under six principal long-term contracts and several short- and medium-term contracts with Japanese, South Korean and Taiwanese industrial and utility companies. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. However, the current economic uncertainties in Southeast Asia could reduce the ability of certain of these companies to take (or pay for) their contracted commitments. As such, there is the risk that PERTAMINA could agree to either a reduction in or deferral of some contract quantities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation".

         The Joint Venture's activities in Indonesia are subject to other risks common to foreign operations in the oil and gas industry, including political and economic uncertainties, such as the current Asian economic crisis, the risks of cancellation or unilateral modification of contract rights, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, increased taxes and other risks arising out of foreign governmental sovereignty over areas in which the Joint Venture's operations are conducted. The Company's foreign operations and investment may also be subject to the laws and policies of the U.S. affecting foreign trade, investment and taxation that could affect the conduct and profitability of those operations.

         All of the Company's oil and gas activities are subject to the risks normally incident to exploration for and production of oil and gas, including blowouts, cratering, spills and fires, each of which could result in damage to life and property. Production from the LNG Plant, which is the source of most of the Company's revenues, is subject to the risks associated with maintaining and operating a complex, technologically intensive processing plant, including the risks of equipment failures, fire and explosion. The sale of LNG is also dependent upon the availability of shipping without interruption and upon the continued operation or timely construction of the buyers' receiving terminals. To the extent that the seller of the LNG produced by the LNG Plant bears the risk of loss of cargoes, the seller is subject to the usual risks of maritime transportation, including adverse incidents arising from loading and unloading cargoes. In accordance with customary industry practices, the Joint Venture carries insurance against some, but not all, of these risks. Losses and liabilities arising from such events would reduce revenues and increase costs of the Company to the extent not covered by insurance.

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

                                              1997       1996       1995       1994       1993
                                              ----       ----       ----       ----       ----
                                                             (millions of dollars)
Operating revenues                            $217       $253       $202       $198       $201

Earnings before extraordinary item              47         51         40         36         30

Net earnings                                    47         51         40         33         30

Total assets                                   363        383        407        422        449

Debt and security subject  to
  mandatory redemption                           --         --         --         --        33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations amounted to $81 million in 1997, as compared to $104 million in 1996. The decrease resulted primarily from lower LNG volumes. Capital expenditures of $27 million were primarily spent on continued development activities in the Badak, Nilam and Mutiara fields and oil development activities in the Beras field. Net distributions in 1997 to the partners from the Company were $54 million, $29 million lower than in 1996.

         In 1997, the effects of the adverse economic conditions in Indonesia and other countries in the Asia Pacific region included a national liquidity crisis, significant depreciation in the value of Rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. In 1997, approximately 80 percent of the Joint Venture PSC's share of LNG was sold by PERTAMINA to Japanese customers. The 1998 program expects about 74 percent of LNG sales to be sold to the Japanese customers, with South Korean and Taiwanese customers purchasing the remaining 16 percent and 10 percent respectively. The current economic uncertainties in Southeast Asia could reduce the ability of certain customers to take (or pay for) their contracted commitments. Most of these contracts contain take-or-pay provisions that require the purchasers to either take the contracted quantities or pay for such quantities if not taken. Korea Gas Corporation (KGC) has advised that it may need to reduce its 1998 committed quantities by up to 13 gross cargoes. In response, PERTAMINA has informed KGC that it will enforce its contractual rights, including take-or-pay, for contracted quantities KGC fails to take. PERTAMINA and KGC have agreed to meet in the near future to attempt to resolve this issue. While the Company cannot predict the outcome of the ongoing discussions between PERTAMINA and KGC, a 13 gross cargo reduction would not have a material impact on the Company's 1998 results. The Company, through VICO as Operator of the Joint Venture, is closely monitoring the situation both in Indonesia and throughout the Asia Pacific region to measure the effects of these economic conditions on its operations and financial condition.

         Excluding the KGC situation, the Joint Venture PSC's share of LNG shipments in 1998 is expected to decline by approximately 18 percent as compared to 1997, of which 9 percent is due to the phase-out of the original 1973 Sales Contract in which the Joint Venture PSC had a higher revenue sharing interest. The remaining 9 percent decrease in LNG volumes net to the Joint Venture, and the Company, is primarily a result of the reduction in equity percentages from 35 percent to 30 percent or 25 percent under terms of the PSC which become effective August 8, 1998. In 1998, the Company anticipates the shipping of approximately 104 net equivalent cargoes (1997, 115 net equivalent cargoes).

         During the last half of 1997 and into 1998, the Indonesian Currency (the Rupiah) had devalued significantly in the wake of the economic troubles which are plaguing the Southeast Asian region of the world. In an effort to hedge a portion of the Rupiah-denominated costs of the Joint Venture, VICO as operator entered into two forward exchange contracts in December of 1997 and one in January of 1998. The first forward exchange contract was for $1 million monthly in 1998 at an average rate of Rupiahs 4,182 to one U.S. dollar. The second and third forward exchange contracts were for $0.5 million monthly in 1998 at average rates of Rupiahs 4,770 and Rupiahs 6,865 to one U.S. dollar respectively.

         During 1997, the Balikpapan office was consolidated into the Jakarta office and Badak field offices as a result of an ongoing business process reengineering effort. In conjunction with the closing of the Balikpapan office, a voluntary early retirement program, offered to all qualifying national employees, was exercised by about 325 employees. The 1997 cost of the plan, which is deemed cost recoverable, was $4 million to the Company. The Company also continues to maintain a reserve and accrue interest for potential exposure in a royalty dispute. At December 31, 1997, the reserve approximated $7 million.

         Construction of Train G was completed in November 1997 to produce the LNG required for the LNG sales contracts in Package V. In addition to the processing train, a third LNG/LPG dock, an additional LPG storage tank and other support facilities are being constructed at the LNG Plant. Project financing was for the amount of $969.5 million. The financing is repayable over ten years in graduated quarterly payments commencing in the fourth quarter of 1998. The primary sources of repayment for this financing will be the 1998 and 1999 proceeds of the medium-term LNG sales contracts with Chinese Petroleum Corporation (CPC) and KGC and, starting in 2000, from the proceeds of the eleven-year extension to the 1973 LNG Sales Contract.

         In March 1997, a $1,127 million financing was signed for Train H, an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG Plant, another debottlenecking project for Trains A through F, and other support facilities. Construction commenced in mid-1997 with completion anticipated by 2000. Repayment is to begin the earlier of (a) either (i) the date nine months after completion or (ii) September 19, 2000, at the option of the Borrower, or (b) January 19, 2001. Revenues from the Badak V Sales Contract with KGC and the Badak VI Sales Contract with CPC will be the primary sources of repayment for this financing.

         Financings for Train G and Train H, consistent with all previous LNG plant financings, are non-recourse to both PERTAMINA and the Joint Venture and are repaid through sales proceeds from the above-mentioned sales contracts prior to the allocation of net LNG proceeds to the Joint Venture, PERTAMINA and others.

         Capital expenditures of the Joint Venture relate to the exploration and development of the oil and gas fields. In 1998, the Company's share of the Joint Venture expenditures is expected to total $56 million, comprising $7 million of exploration expenditures, $27 million of development expenditures and $22 million of operating costs. The 1998 budgeted expenditures reflect continued development activities to maintain gas deliverability and a seismic and exploration program that provides for the drilling of several wells.

         The Joint Venture PSC's equity interest in sales agreements is based on its share of gas reserves available for commitment. This equity interest has declined over time due to the increased participation of other production sharing contractors in the more recent supply agreements. Absent the discovery of significant additional gas reserves in the PSC area, the Joint Venture PSC's participation in future sales will continue to decline.

         The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG, and to a lesser extent, the sales of crude oil and LPG. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in 1998 and future years for its crude oil, LNG and LPG. The Company's financial condition, operating results and liquidity may be materially affected by any significant fluctuations in sales prices.

         The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, the Company's business could be profoundly affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments or customers, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment and international economic and political developments including the current Asian economic crisis and actions of members of OPEC.

         The Company's revenues are predominately based on the market price of crude oil, which is denominated in U.S. dollars. Certain operating costs, taxes and capital costs represent commitments settled in foreign currency. Currency exchange rate fluctuations on transactions in currencies other than U.S. dollars are recognized as adjustments to the U.S. dollar cost of the transaction.

         The Company is unaware of any unrecorded environmental claims as at December 31, 1997 which would have a material adverse effect upon the Company's financial condition or operations.

         The discussion of the Company's business and operations in this report includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

         Net earnings for the year ended December 31, 1997 were $47 million as compared to $51 million for the year ended December 31, 1996. Net earnings for 1997 decreased mainly as a result of lower oil and gas revenues, which were partially offset by lower depletion and Indonesian taxes. Cash flow from operations for the year ended December 31, 1997 was $81 million as compared to $104 million for the year ended December 31, 1996.

         Revenues for the year ended December 31, 1997 were $217 million compared to $253 million in the prior year. The decrease in revenues was mainly attributable to lower LNG volumes. The Joint Venture PSC's share of LNG volumes in 1997 decreased 75 trillion BTUs (tbtus) to 338 trillion BTUs (115 net equivalent cargoes) as compared to 413 trillion BTUs (140 net equivalent cargoes) in 1996. The decrease in LNG volumes was mainly due to the phase-out of the original 1973 Sales Contract in which the Joint Venture PSC had a higher revenue sharing interest. Crude oil and condensate volumes (excluding domestic consumption) net to the Company in 1997 and 1996 were 1.8 million barrels (mmbbls) and 1.7 million barrels respectively.

         The average price received for LNG in 1997 decreased $0.03 per million BTUs to $3.12 per million BTUs as compared to $3.15 per million BTUs in 1996. The average price received for crude oil decreased $0.45 per barrel to $19.59 per barrel in 1997 as compared to $20.04 per barrel in 1996.

         The following table summarizes the volumes and average prices for the Company's share of PSC LNG sales as well as the Company's crude oil sales (excluding domestic consumption) for the last two years:

                                     1997         1996
                                     ----         ----
    VOLUMES
      LNG (tbtus)                    78.1         95.5
      Oil & Condensate (mmbbls)       1.8          1.7

    PRICES
      LNG ($/mmbtu)                   3.12         3.15
      Oil ($/bbl)                    19.59        20.04

         Production costs of $26 million for 1997 increased by $2 million as compared to the prior year, due mainly to recoverable costs associated with the Operator's ongoing business process reengineering plan, which were partially offset by lower costs associated with inventory.

         Depletion, depreciation and amortization for 1997 was $42 million, a decrease of $5 million as compared to 1996, reflecting the lower level of production in 1997.

         Exploration costs increased by $1 million in 1997 as compared to the prior year due to an expanded seismic program. During 1997, the Company drilled one exploration well which was deemed a dry hole.

         The effective tax rates for 1997 and 1996 were 68 percent and 71 percent, respectively. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company's activities which are not deductible in the partnership for Indonesian tax purposes.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

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

         The following table summarizes the volumes and average prices for the Company's share of PSC LNG sales as well as the Company's crude oil sales (excluding domestic consumption) for 1996 and 1995:

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

YEAR 2000

         The year 2000 issue relates to computer programs being written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. In 1997, the Company successfully installed an accounting system which is year 2000 compliant. Also in 1997, VICO, as Operator, completed an assessment of its year 2000 issues. VICO is in the process of converting its accounting system to a new system which is year 2000 compliant and has initiated formal communications with all of its significant suppliers, vendors and customers in Indonesia to determine their year 2000 readiness. While VICO expects to resolve its year 2000 issues substantially through the replacement and upgrades of software, there can be no guarantee that the systems of other companies on which VICO depends will be timely converted or that the failure of another company to convert, or a conversion which is not compatible with the VICO system, would not have a material adverse effect on VICO and, therefore, the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


To The Partners of Unimar Company

We have audited the accompanying consolidated balance sheets of Unimar Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows, and changes in partners' capital for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                   KPMG Peat Marwick LLP





Houston, Texas
March 6, 1998

                        UNIMAR COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                                                              1997             1996
                                                           ----------       ----------
ASSETS
Current assets:
  Cash and cash equivalents                                $    4,454       $    3,274
  Accounts receivable                                           8,670           13,943
  Inventories                                                   8,275            8,177
  Other current assets                                          1,999            2,951
                                                           ----------       ----------
    Total current assets                                       23,398           28,345
Property, plant and equipment, at cost:
  Oil and gas properties (successful efforts method)        1,097,568        1,070,819
  Other                                                         2,348            2,287
                                                           ----------       ----------
                                                            1,099,916        1,073,106

  Less: accumulated depreciation and depletion                763,151          720,976
                                                           ----------       ----------
    Net property, plant and equipment                         336,765          352,130

Other assets                                                    3,191            3,002
                                                           ----------       ----------
                                                           $  363,354       $  383,477
                                                           ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                       $      752       $    1,043
    Advances from joint venture partners                        2,637            1,234
    Accrued liabilities                                        14,138           17,892
    Income and other taxes                                     14,035           19,924
                                                           ----------       ----------

      Total current liabilities                                31,562           40,093

Deferred income taxes                                         148,135          154,087
Other liabilities                                              16,107           14,859
Partners' capital                                             247,550          254,438
 Less: demand notes receivable                                 80,000           80,000
                                                           ----------       ----------
                                                              167,550          174,438
                                                           ----------       ----------

Commitments and Contingencies


                                                           $  363,354       $  383,477
                                                           ==========       ==========


See accompanying Notes to Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                 1997             1996              1995
                                               ---------        ---------        ---------
Oil and gas production revenues                $ 217,342        $ 252,653        $ 202,019

Production costs                                  26,072           24,404           24,749
Depletion, depreciation and amortization          41,940           47,156           41,717
Exploration costs including dry holes              2,122            1,045              102
                                               ---------        ---------        ---------

Operating profit                                 147,208          180,048          135,451

General and administrative expense                 1,457            1,361            1,460
Interest expense                                      58               76               54
Interest income                                     (318)            (305)            (313)
Other income                                         (74)            (213)            (172)
                                               ---------        ---------        ---------

Earnings before income taxes                     146,085          179,129          134,422

Income tax expense (benefit)
  Current                                        104,920          131,992           98,883
  Deferred                                        (5,953)          (4,277)          (4,602)
                                               ---------        ---------        ---------
                                                  98,967          127,715           94,281
                                               ---------        ---------        ---------

Net earnings                                   $  47,118        $  51,414        $  40,141
                                               =========        =========        =========


See accompanying Notes to Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)


                                                                         1997              1996             1995
                                                                       ---------        ---------        ---------
Net earnings                                                           $  47,118        $  51,414        $  40,141

Adjustments to reconcile to net cash provided by
  operating activities:
   Depletion, depreciation and amortization                               42,176           47,434           42,044
   Deferred income taxes                                                  (5,953)          (4,277)          (4,602)
   Exploratory dry hole costs                                                503               --               (6)
   Loss on sale of assets                                                     --                2               --
   Decrease (Increase) in operating receivables                            5,273           (6,528)          (1,533)
   (Increase) Decrease in inventories                                        (98)           1,662            2,628
   (Decrease) Increase in operating payables and accruals                 (4,451)           2,604             (142)
   (Decrease) Increase in other operating assets and liabilities          (3,878)          11,461            1,890
                                                                       ---------        ---------        ---------

      Net cash provided by operating activities                           80,690          103,772           80,420
                                                                       ---------        ---------        ---------
Investment activities:
   Capital expenditures                                                  (27,313)         (21,138)         (26,307)
   Proceeds from sale of assets                                               --                1               --
                                                                       ---------        ---------        ---------

     Net cash used in investing activities                               (27,313)         (21,137)         (26,307)
                                                                       ---------        ---------        ---------

Financing activities:
   Capital contributions                                                  20,400           22,200           36,200
   Capital distributions                                                 (74,000)        (104,900)         (90,000)
                                                                       ---------        ---------        ---------

     Net cash used in financing activities                               (53,600)         (82,700)         (53,800)
                                                                       ---------        ---------        ---------
Increase (Decrease) in advances from joint venture partners                1,403           (1,543)           1,148
                                                                       ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                       1,180           (1,608)           1,461

Cash and cash equivalents at beginning of year                             3,274            4,882            3,421
                                                                       ---------        ---------        ---------
Cash and cash equivalents at end of year                               $   4,454        $   3,274        $   4,882
                                                                       =========        =========        =========


SUPPLEMENTAL CASH FLOW DISCLOSURE:

IPU distributions paid                                                 $  23,066        $  23,713        $  19,617
                                                                       =========        =========        =========
Income taxes paid                                                      $ 110,809        $ 123,764        $  98,512
                                                                       =========        =========        =========


See accompanying Notes to Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)



                                                       USTAR          UNISTAR            TOTAL
                                                     ---------        ---------        ---------

Balance, January 1, 1995                             $ 143,494        $ 154,754        $ 298,248

Contributions                                           18,100           18,100           36,200

Cash Distributions                                     (45,000)         (45,000)         (90,000)

ENSTAR pension liability adjustment                        239              238              477

Net earnings                                            20,071           20,070           40,141
                                                     ---------        ---------        ---------

Balance, December 31, 1995                             136,904          148,162          285,066

Contributions                                           11,100           11,100           22,200

Cash Distributions                                     (52,450)         (52,450)        (104,900)

ENSTAR pension liability adjustment                        329              329              658

Net earnings                                            25,707           25,707           51,414
                                                     ---------        ---------        ---------

Balance, December 31, 1996                             121,590          132,848          254,438

Contributions                                           10,200           10,200           20,400

Cash Distributions                                     (37,000)         (37,000)         (74,000)

ENSTAR pension liability adjustment                       (203)            (203)            (406)

Net earnings                                            23,559           23,559           47,118
                                                     ---------        ---------        ---------

Balance, December 31, 1997                           $ 118,146        $ 129,404        $ 247,550
                                                     =========        =========        =========



See accompanying Notes to Consolidated Financial Statements.

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

         (d)  Accounting for Oil and Gas Properties

              Oil and gas exploration, development and production activities are accounted for under the successful efforts method of accounting. Under this method of accounting, the cost of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluation and exploratory experience. Costs to drill and equip wells that find proved reserves are capitalized while costs associated with unsuccessful exploratory wells are expensed. Other exploratory expenditures, including geological and geophysical costs and annual lease rentals are expensed as incurred. Costs incurred to drill and equip productive wells, including development dry holes and related production facilities are capitalized.

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

                        UNIMAR COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              (in thousands of dollars unless otherwise indicated)


         (d)  Accounting for Oil and Gas Properties (continued)

              The Company performs an impairment review of proved oil and gas properties on a production sharing contract basis and recognizes an impairment loss when the carrying amount of the assets exceeds the sum of the undiscounted estimated future cash flows of the assets.

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

              The Company's receivables consist primarily of the revenues derived from the sale of LNG under long-term contracts with utility and industrial companies in Japan, Taiwan and South Korea.

              The buyers of the LNG make payment in U.S. dollars to a U.S. bank as trustee for the Joint Venture and other parties. The trustee, after deducting plant operating costs, transportation charges and project debt service from the gross LNG sales proceeds, distributes the net proceeds to the JointVenture participants and other parties. The Company's trade receivables at December 31, 1997 result principally from sales of LNG, LPG and oil and are considered current and collectible, and collateral is not required to secure such receivables.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

         (g)  Concentrations of Credit Risk (continued)

              During the years ended 1997, 1996 and 1995, LNG sales to Kansai Electric Power Co., Inc. and Chubu Electric Power Co., Inc. individually accounted for more than 10 percent of the Company's total revenues. In addition, during the years ended 1996 and 1995, sales to Osaka Gas Co., Ltd. also accounted for more than 10 percent of the Company's total revenues.

         (h)  Fair Value of Financial Instruments

              The Company has various types of financial instruments consisting of cash and cash equivalents, accounts receivable, other current assets, accounts payable, advances from joint venture partners and accrued liabilities. The carrying amount approximates fair value because of the short maturity of these instruments.

         (i)  Foreign Currency and Forward Exchange Contracts

              The functional currency for translating the accounts of foreign subsidiaries is the U.S. dollar. Transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in the determination of net earnings.

              A portion of the Joint Venture costs and expenditures are denominated in the Indonesian currency (the Rupiah). The Joint Venture may enter into forward exchange contracts to hedge some of these identifiable commitments denominated in foreign currency. Any gain or loss on contracts designated as hedges of identifiable foreign currency commitments would be deferred and included in the measurement of the related foreign currency transaction. In the event of an early termination of a firm commitment, any deferred gain or loss would be immediately recognized. The Company does not hold or issue financial instruments for trading purposes.

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

         Virginia Indonesia Company (VICO), a subsidiary of the Company, is the operator of the Joint Venture and is responsible for conducting exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture partners to VICO. In addition to operating management responsibility, the operator acts as a custodian of Joint Venture cash received from its partners until disbursed in payment of operating and capital expenditures. At December 31, 1997 and 1996, cash and cash equivalents included $2,637 and $1,234, respectively, advanced from the other Joint Venture partners.

         The PSC permits the Joint Venture to recover their costs of exploration, development and production, including general and administrative expenses, from oil and gas revenues as follows: capital costs are based on recoverable double-declining balance depreciation over various useful lives, which average fourteen years; non-capital costs are recovered in the year incurred.

         The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves and related assets, but rather receives revenues from the sale of oil, condensate, liquefied petroleum gas (LPG) and LNG

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(3)      INDONESIAN OIL AND GAS PROPERTIES (continued)

         in accordance with the PSC. The Joint Venture is required to sell one-fourth of its equity share of total oil and condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP) for that field. In 1997, the Joint Venture received new field incentive status for its Beras field following the completion of a pipeline between the Mutiara and Nilam fields. These incentives include a sixty month domestic obligation holiday beginning in 1998 for the production from Beras in excess of 9,000 barrels of oil per day from the total production of the Mutiara, Pamaguan and Beras fields.

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

         In 1997, approximately 80 percent of the Joint Venture PSC's share of LNG was sold by PERTAMINA to Japanese customers. The 1998 program expects about 74 percent of LNG sales to be sold to the Japanese customers, with South Korean and Taiwanese customers purchasing the remaining 16 percent and 10 percent respectively. The current economic uncertainties in Southeast Asia could reduce the ability of certain customers to take (or pay for) their contracted commitments. Most of these contracts contain take-or-pay provisions that require the purchasers to either take the contracted quantities or pay for such quantities if not taken. Korea Gas Corporation (KGC) has advised that it may need to reduce its 1998 committed quantities by up to 13 gross cargoes. In response, PERTAMINA has informed KGC that it will enforce its contractual rights, including take-or-pay, for contracted quantities KGC fails to take. PERTAMINA and KGC have agreed to meet in the near future to attempt to resolve this issue. While the Company cannot predict the outcome of the ongoing discussions between PERTAMINA and KGC, a 13 gross cargo reduction would not have a material impact on the Company's 1998 results.

         Excluding the KGC situation, the Joint Venture PSC's share of LNG shipments in 1998 is expected to decline by approximately 18 percent as compared to 1997, of which 9 percent is due to the phase-out of the original 1973 Sales Contract in which the Joint Venture PSC had a high participation interest. The remaining 9

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(3)      INDONESIAN OIL AND GAS PROPERTIES (continued)

         percent decrease in LNG volumes net to the Joint Venture, and the Company, is primarily a result of the reduction in equity percentages from 35 percent to 30 percent or 25 percent under terms of the PSC which become effective August 8, 1998.

(4)      CASH AND CASH EQUIVALENTS

         At December 31, 1997 and 1996, cash and cash equivalents included short-term deposits and highly liquid debt instruments, purchased at a maturity with three months or less, of $4,454 and $3,274, respectively.

(5)      FORWARD EXCHANGE CONTRACTS

         During the last half of 1997 and into 1998, the Indonesian Currency (the Rupiah) devalued significantly in the wake of the economic troubles which are plaguing the Southeast Asian region of the world. In an effort to hedge a portion of the Rupiah-denominated costs of the Joint Venture, VICO as operator entered into two forward exchange contracts in December of 1997 and one in January of 1998. The first forward exchange contract was for $1 million monthly in 1998 at an average rate of Rupiahs 4,182 to one U.S. dollar. The second and third forward exchange contracts were for $0.5 million monthly in 1998 at average rates of Rupiahs 4,770 and Rupiahs 6,865 to one U.S. dollar respectively. At December 31, 1997, the Company's proportionate share of the unrealized gain on the above forward contracts accounted for as a hedge was $12 and is included in Other Current Assets on the balance sheet. The Company does not hold or issue financial instruments for trading purposes.

(6)      PROPERTY, PLANT AND EQUIPMENT

         As at December 31, 1997 and 1996, property, plant and equipment was as follows:

                                                                 1997             1996
                                                              ----------       ----------
    Oil and gas properties                                    $1,097,568       $1,070,819
    Less: Accumulated depletion                                  761,226          719,285
                                                              ----------       ----------
                                                                 336,342          351,534
    Other, net of accumulated depreciation of $1,925 in
      1997 and $1,691 in 1996                                        423              596
                                                              ----------       ----------

                                                              $  336,765       $  352,130
                                                              ==========       ==========

(7)      ACCRUED LIABILITIES

         As at December 31, 1997 and 1996, accrued liabilities consisted of:

                                         1997           1996
                                        -------       -------
Accrued IPU liability                   $ 5,642       $ 8,641
Indonesian operating accruals             8,046         8,976
Other                                       450           275
                                        -------       -------

                                        $14,138       $17,892
                                        =======       =======

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(8)      LEASES

         The Operator's minimum future rental payments required by year under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are:

                 1998                                                             $ 6,141
                 1999                                                               1,125
                 2000                                                                 305
                 Later years                                                           23
                                                                                  -------

                 Total minimum payments required                                  $ 7,594
                                                                                  =======

         The above commitments represent leases on the Joint Venture's U.S. and Indonesian offices, housing leases, and contract commitments with various suppliers which cover drilling services, geological services and office administrative functions, and are included net of estimated cost recovery.

         Rent expense, net of cost recovery, was $2,270, $3,123 and $2,269 for the last three years, respectively. The Company charges its proportionate share of the Joint Venture's rent expense to operations for all operating leases.

         The above minimum future rental payments have not been reduced by future minimum sublease rentals of $330 due under non-cancelable subleases.

(9)      INCOME AND OTHER TAXES

         At December 31, 1997, the Company had investment tax credit carryforwards of $1,331, net foreign tax credit carryovers of $40,254 for regular tax purposes and $159,366 for alternative minimum tax purposes, all of which expire in 1998 through 2002.

         At December 31, 1997 and 1996, the Company had minimum tax credits of $24,213 and $21,800 that carry forward indefinitely. Deferred tax assets of $40,254 and $26,085 for foreign tax credit carryforwards, investment tax credit carryforwards of $1,331 and $2,066, and minimum tax credits of $24,213 and $21,800 at December 31, 1997 and 1996, respectively, have been offset by a valuation allowance.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities as of December 31, 1997 and 1996 were:

                                                                               1997             1996
                                                                               ----             ----
       DEFERRED TAX LIABILITIES:

          Oil and gas proven property costs capitalized for
           financial purposes and deducted for foreign tax                   $148,135         $154,087
                                                                             ========         ========

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

(9)      INCOME AND OTHER TAXES (continued)

         For financial reporting purposes, earnings before income taxes included the following components:

                                               1997              1996             1995
                                             ---------        ---------        ---------
     PRETAX INCOME/(LOSS):
           U.S                               $  (1,936)       $  (1,403)       $  (1,402)
           Foreign                             148,021          180,532          135,824
                                             ---------        ---------        ---------

                                             $ 146,085        $ 179,129        $ 134,422
                                             =========        =========        =========

         Significant components of the provision for income taxes were:

                   1997             1996             1995
                 ---------        ---------        ---------
CURRENT:
   Federal       $   2,770        $   3,686        $   3,050
   Foreign         102,150          128,306           95,833
                 ---------        ---------        ---------
                   104,920          131,992           98,883
                 ---------        ---------        ---------
DEFERRED:
   Foreign          (5,953)          (4,277)          (4,602)
                 ---------        ---------        ---------

                 $  98,967        $ 127,715        $  94,281
                 =========        =========        =========

         The following reconciliation shows income tax attributable to earnings computed at the U.S. federal statutory rates based on income tax expense:

                                                              1997             1996             1995
                                                              ----             ----             ----
    Tax at U.S. Statutory Rate                                35.0 %           35.0%            35.0%

    Foreign statutory tax rate in excess of
      federal statutory tax rate                              21.0 %           21.0%            21.0%

    Expenses not deductible in calculating
       Indonesian taxes                                       11.2 %           12.8%            11.2%

    U.S. taxes related to foreign operations                   1.9 %            2.1%             2.3%

    Other                                                     (1.3)%            0.4%             0.6%
                                                             ------           -----            -----

    Total                                                     67.8 %           71.3%            70.1%
                                                             ======           =====            =====

(10)     INDONESIAN PARTICIPATING UNITS (IPUS)

         The IPUs were issued, with no assigned value, in connection with the acquisition of ENSTAR in 1984 and represent a general obligation of the Company to make quarterly participation payments until September 25, 1999, at which time the IPUs will expire with no residual value.The amount of each quarterly participation payment will be measured by a fixed percentage of Net Cash Flow (as defined below) from the Joint Venture.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)


(10)     INDONESIAN PARTICIPATING UNITS (IPUS) (continued)

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

         Each IPU entitles the holder to receive, until September 25, 1999, a quarterly participation payment equal to 1/14,077,747 of 32 percent of net positive cash flow. Net Cash Flow, attributable to IPU holders, is equal to the product of (i) a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of which is 14,077,747, multiplied by (ii) 32 percent of specified revenues net of specified expenditures from the Joint Venture. The above calculation was the result of negotiations among the parties to the 1984 merger of ENSTAR Corporation into the Company and represents the amount of future income from the Joint Venture that the Company has agreed to pay to the former stockholders of ENSTAR in the form of payments on the IPUs. If Net Cash Flow is zero or negative for any quarterly period, no Participation Payments for that quarter will be made. The Company maintains an irrevocable letter of credit for the benefit of the IPU holders in an amount equal to 240 percent of the most recent quarterly distribution. At December 31, 1997 and 1996, there were 10,778,590 IPUs issued and outstanding. Based on the closing price on the American Stock Exchange of the IPUs at December 31, 1997 of $1.88 per unit, the outstanding IPUs had a total market valuation of $20 million.

                      IPU CALCULATION OF NET CASH FLOW AND
                             PARTICIPATION PAYMENTS

                                                                      1997           1996
                                                                    --------       --------
Positive cash flow:
  Gas receipts                                                      $205,102       $236,472
  Oil and condensate receipts                                         37,054         36,406
  Other non-revenue cash receipts from Joint Venture                   5,867          6,270
                                                                    --------       --------

    Total positive cash flow                                         248,023        279,148
                                                                    --------       --------

Negative cash flow:
  Expenditures to Joint Venture                                       59,805         47,719
  Indonesian income taxes                                            104,187        125,405
                                                                    --------       --------

    Total negative cash flow                                         163,992        173,124
                                                                    --------       --------


Net positive cash flow from 23.125% interest in Joint Venture       $ 84,031       $106,024
                                                                    ========       ========

Net cash flow for benefit of IPU holders                            $ 20,587       $ 25,976
                                                                    ========       ========

Participation Payment per unit                                      $   1.91       $   2.41
                                                                    ========       ========

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)


(11)     BENEFIT PLANS

         During 1997, the Balikpapan office was consolidated into the Jakarta office and Badak field offices as a result of an ongoing business process reengineering effort. In conjunction with the closing of the Balikpapan office, a voluntary early retirement program, offered to all qualifying national employees, was exercised by about 325 employees. The 1997 cost of the plan, which is deemed cost recoverable, was $4 million to the Company.

         VICO has a defined contribution retirement plan that covers its eligible employees. Beginning in 1997, a portion of VICO's contribution to the plan was made in the form of LASMO and UTPH shares, which were purchased at market value on the date of contribution. Although VICO expects to provide an annual contribution based on a percentage of each eligible employee's salary, the actual contribution is determined at the end of each year by its Board of Directors and may vary depending upon circumstances. Defined contribution pension expense is funded by the Joint Venture participants and the Company's share of such expense for the last three years was $175, $191 and $216, respectively.

         VICO provides severance pay to its employees based upon salary and length of service. Such severance pay is accrued over the service life of the employees and is funded by the Joint Venture. Based on the effects of the voluntary early retirement program in 1997, no provision was made by the Company for future severance payments (1996 and 1995, $1.3 million and $2.0 million, respectively).

         The Company has a defined benefit pension plan established by ENSTAR that covers ENSTAR's former employees who are considered terminated and fully vested. ENSTAR's pension funding policy is to contribute an amount meeting the requirement of the Employees Retirement Income Security Act. During 1997, as part of an effort to terminate the plan, lump sum distributions of approximately $5.5 million were made from plan assets. A reconciliation of the funded status of ENSTAR's pension plan as at December 31 for the last three years was as follows:

                                                 1997            1996            1995
                                               --------        --------        --------
Actuarial present value of:

Vested accumulated benefit obligation          $(13,277)       $(17,562)       $(18,233)
                                               ========        ========        ========

Projected vested benefit obligation            $(13,277)       $(17,562)       $(18,233)
Fair value of plan assets                        12,024          17,476          16,287
                                               --------        --------        --------

Unfunded projected benefit obligation            (1,253)            (86)         (1,946)
Unrecognized net (gain)loss                         515            (657)            767
Unrecognized net transition obligation              734             768             803
Adjustment required to recognize minimum
 liability                                       (1,249)           (111)         (1,570)
                                               --------        --------        --------

Accrued pension cost recognized in the
 Consolidated Balance Sheet                    $ (1,253)       $    (86)       $ (1,946)
                                               ========        ========        ========

         The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over the fair value of plan assets. A corresponding amount is recognized as either an intangible asset or a reduction to Partners' Capital.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)


(11)     BENEFIT PLANS (continued)

         The pension expense/(income) for the last three years was:

                                     1997           1996           1995
                                    -------        -------        -------
Interest cost                       $ 1,249        $ 1,234        $ 1,318
Actual return on plan assets         (1,266)        (1,964)        (3,623)
Net amortization and deferral           (51)           715          2,595
Loss on partial settlement *            182             --             --
                                    -------        -------        -------

                                    $   114        $   (15)       $   290
                                    =======        =======        =======

              * In late 1997, as part of an effort to terminate the plan, lump sum cash payments from plan assets were made to 250 participants in exchange for their rights to receive future benefits. These participants were vested in the plan but not yet receiving benefits. This partial settlement of the accumulated benefit obligation resulted in a loss to the plan of $182 which is included in 1997 pension expense.

         The assumed discount rate used in determining the projected benefit obligation was 7.00 percent, 7.25 percent and 7.25 percent for 1997, 1996 and 1995, respectively. The assumed long-term rate of return on plan assets was 8 percent for the last three years. At December 31, 1997, plan assets were invested in fixed income securities.

(12)     COMMITMENTS AND CONTINGENCIES

         The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations. The Company also has a reserve of $7.2 million for potential exposure in a royalty dispute. The Company believes it has valid defenses against such claims.

(13)     RELATED PARTY TRANSACTIONS

         All aspects of the Company's business that are not associated with the operating management of the Joint Venture, such as legal, accounting, tax and other management functions are supplied by VICO or employees of the partners in accordance with management and service agreements negotiated among the parties. For the last three years, these charges were $430, $402 and $455, respectively.

         The Company holds demand notes in the amount of $40 million from or guaranteed by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

         In addition to acting as the operator of the Joint Venture, VICO performs engineering, pipeline maintenance, and human resource related services for the operator of the LNG Plant, P. T. Badak Natural Gas Liquefaction Company (P. T. Badak). During the years ended December 31, 1997 and 1996, VICO billed P. T. Badak $28.9 million and $25.1 million respectively for services rendered. Accounts receivable from P. T. Badak approximated $1.7 million and $2.6 million at December 31, 1997 and 1996, respectively.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)


(14)     ECONOMIC ENVIRONMENT

         In 1997, the effects of the adverse economic conditions in Indonesia and other countries in the Asia Pacific region included a national liquidity crisis, significant depreciation in the value of Rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. In 1997, approximately 80 percent of the Joint Venture PSC's share of LNG was sold by PERTAMINA to Japanese customers. The 1998 program expects about 74 percent of LNG sales to be sold to the Japanese customers, with South Korean and Taiwanese customers purchasing the remaining 16 percent and 10 percent respectively. The current economic uncertainties in Southeast Asia could reduce the ability of certain customers to take (or pay for) their contracted commitments. Most of these contracts contain take-or-pay provisions that require the purchasers to either take the contracted quantities or pay for such quantities if not taken. Korea Gas Corporation (KGC) has advised that it may need to reduce its 1998 committed quantities by up to 13 gross cargoes. In response, PERTAMINA has informed KGC that it will enforce its contractual rights, including take-or-pay, for contracted quantities KGC fails to take. PERTAMINA and KGC have agreed to meet in the near future to attempt to resolve this issue. While the Company cannot predict the outcome of the ongoing discussions between PERTAMINA and KGC, a 13 gross cargo reduction would not have a material impact on the Company's 1998 results. The Company, through VICO as Operator of the Joint Venture, is closely monitoring the situation both in Indonesia and throughout the Asia Pacific region to measure the effects of these economic conditions on its operations and financial condition.

                        UNIMAR COMPANY AND SUBSIDIARIES

              (in thousands of dollars unless otherwise indicated)

                        UNIMAR COMPANY AND SUBSIDIARIES


         SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

         The following items are contained in this section:

         (a) Indonesian oil and gas operations

         (b) Interim financial data

(a)      INDONESIAN OIL AND GAS OPERATIONS

         The Company's estimated net share of Indonesian oil and gas reserves is shown in Table 1. The estimated proved reserves of gas and oil and condensate as of December 31, 1997, 1996, 1995 and 1994 attributable to the Joint Venture's interest in the production sharing contract in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of Ustar.

         Net share estimates are the Company's present best estimates of the share of proved Indonesian reserves attributable to revenue the Company would receive, before Indonesian income taxes, under the terms of the Production Sharing Contract, as extended through August 7, 2018 based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, year-end oil and gas prices, firm contract sales commitments and potential sales opportunities and other assumptions.

         The Company has no ownership interest in the Indonesian reserves in place, but rather shares in production and revenue from the sale of oil, condensate, gas, LPG and LNG in accordance with the PSC. The reserve estimates are subject to revision as prices fluctuate due to the cost recovery feature for field and other operating costs under the PSC and for changes in the Indonesian income tax rates. Because of the number and range of these variables, no representation can be made that the net share estimates set forth below are accurate, and any changes in such variables will impact such estimates and the cash flows the Company may realize in the future.

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

(a)      INDONESIAN OIL AND GAS OPERATIONS

                                    TABLE 1

                       QUANTITIES OF OIL AND GAS RESERVES
                    (OIL IN THOUSANDS OF BBLS; GAS IN MMCFS)
                                  (UNAUDITED)

                                                                  OIL                GAS
                                                               ----------        ----------
PROVED DEVELOPED AND UNDEVELOPED RESERVES:

  As of December 31, 1994                                          14,387         1,079,089

    Revisions to previous estimates                                 2,916            (6,943)

    Production                                                     (1,753)          (88,830)
                                                               ----------        ----------

  As of December 31, 1995                                          15,550           983,316

    Revisions to previous estimates                                 1,425            (7,573)

    Production                                                     (1,805)          (95,958)
                                                               ----------        ----------

  As of December 31, 1996                                          15,170           879,785

    Revisions to previous estimates                                 2,009            39,607

    Production                                                     (1,838)          (79,518)
                                                               ----------        ----------

  As of December 31, 1997                                          15,341           839,874
                                                               ==========        ==========



PROVED DEVELOPED RESERVES:

  As of December 31, 1994                                          11,731           877,140
                                                               ==========        ==========

  As of December 31, 1995                                          13,782           779,425
                                                               ==========        ==========

  As of December 31, 1996                                          12,628           695,466
                                                               ==========        ==========

  As of December 31, 1997                                          13,293           678,854
                                                               ==========        ==========

         Table 2 shows costs incurred in oil and gas property acquisition, exploration and development activities.

                                    TABLE 2

              COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (THOUSANDS OF DOLLARS) (UNAUDITED)

                                                              1997                 1996                 1995
                                                              ----                 ----                 ----
      Exploration costs                                     $ 2,122              $ 1,045              $   102
      Development costs                                      26,749               21,114               26,157

         Table 3 shows results of operations for oil and gas producing activities.

                                    TABLE 3

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                            1997             1996             1995
                                                         ---------        ---------        ---------
Revenues                                                 $ 217,342        $ 252,653        $ 202,019

Production costs                                           (25,329)         (23,928)         (24,416)

Exploration costs                                           (2,122)          (1,045)            (102)

Depreciation, depletion and amortization                   (41,940)         (47,156)         (41,717)

Income tax expense                                         (96,197)        (124,210)         (94,311)
                                                         ---------        ---------        ---------

Results of operations for producing activities (1)       $  51,754        $  56,314        $  41,473
                                                         =========        =========        =========

         (1) Excludes corporate overhead and interest costs.

         Table 4 shows a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves using an annual discount of 10 percent and the Company's net share estimates referred to in the preface to Table 1.

         Generally, estimated future cash inflows have been computed by applying year-end prices of oil and gas to estimated future production of proved oil and gas reserves. The LNG crude oil basket prices used in Table 4 for 1997, 1996 and 1995 on a per barrel basis were $17.50, $23.12 and $18.16, respectively. The LNG crude oil basket price with effect from February 27, 1998 for one month's sales was $13.73 per barrel. Future development and production costs have been computed by estimating the future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses have been calculated by using the year-end statutory tax rate for Indonesia of 56 percent through August 7, 1998 and

         48 percent thereafter. Indonesian net cash flow estimates are the Company's present best estimates of the share of future net revenues, after Indonesian taxes and capital and operating contributions to the Joint Venture, that the Company would receive if proved reserves are produced under the terms of the PSC, as extended, based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, firm contract sales commitments and potential sales opportunities and other assumptions. Additionally, the net cash flow estimates include amounts due IPU holders.

         Because of the number and range of these variables, no representation can be made that the net cash flow estimates set forth below are accurate, and any change in such variables will impact the cash flows the Company may realize in the future.

                                    TABLE 4

          STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
            CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                      AT DECEMBER 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)
                                                        (UNAUDITED)

                                                                   1997               1996               1995
                                                               -----------        -----------        -----------
Future cash inflows                                            $ 2,285,150        $ 3,095,956        $ 2,421,947
Future production and development costs                           (542,951)          (561,737)          (489,767)
Future income tax expenses                                        (824,670)        (1,226,268)          (948,669)
                                                               -----------        -----------        -----------

Future net cash flows                                              917,529          1,307,951            983,511

10% annual discount for estimated timing of cash flows            (472,164)          (668,376)          (488,307)
                                                               -----------        -----------        -----------

Standardized measure of discounted future net cash flows       $   445,365        $   639,575        $   495,204
                                                               ===========        ===========        ===========

         The following were the principal sources of changes in the standardized measure of discounted future net cash flows for proved reserves during the last three years.

                                                                1997             1996             1995
                                                             ---------        ---------        ---------
                                                                        (THOUSANDS OF DOLLARS)
                                                                              (UNAUDITED)
Standardized measure of discounted future
 net cash flows at beginning of period                       $ 639,575        $ 495,204        $ 461,671

Sales and transfers of oil and gas produced,
 net of production costs                                      (188,066)        (230,591)        (180,507)

Net changes in prices and production costs                    (371,590)         247,938          157,100

Development costs incurred during the period                    26,749           21,114           26,157

Revisions of previous quantity estimates                         8,785          130,797          (26,301)

Accretion of discount                                          115,004           90,528           86,109

Change in income taxes, net of 10% discount                    214,908         (115,415)         (29,025)
                                                             ---------        ---------        ---------

Standardized measure of discounted future
 net cash flows at end of period                             $ 445,365        $ 639,575        $ 495,204
                                                             =========        =========        =========

         Note: The standardized measure of discounted future net cash flows at December 31, 1997, 1996 and 1995 included $22,264, $52,060 and $54,805, respectively, in future net cash flows attributable to IPU holders (See Footnote 10).

(b) INTERIM FINANCIAL DATA (UNAUDITED)

         The following table shows summary quarterly data for the last three years.

                                   1ST                 2ND                   3RD                  4TH
                                 QUARTER             QUARTER               QUARTER              QUARTER
                                 -------             -------               -------              -------
YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------

Revenues                        $ 66,283             $ 50,042              $ 48,810              $ 52,207

Operating profit                $ 48,539             $ 33,561              $ 30,503              $ 34,605

Net earnings                    $ 17,426             $ 11,354              $  9,018             $   9,320


YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------

Revenues                        $ 68,596             $ 57,615              $ 62,693              $ 63,749

Operating profit                $ 49,517             $ 40,861              $ 43,538              $ 46,132

Net earnings                    $ 17,461             $ 12,187              $ 11,462              $ 10,304


YEAR ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------------

Revenues                        $ 60,539             $ 53,261              $ 43,734              $ 44,485

Operating profit                $ 42,594             $ 36,271              $ 28,255              $ 28,331

Net earnings                    $ 14,172             $ 11,022              $  8,296              $  6,651

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

         GEORGE W. BERKO (age 51) was appointed to the Company's Management Board in May 1992. In September 1997, he was promoted to Vice President - Finance and Commercial for LASMO Venezuela B. V. He served as VICO's Controller from January 1996 through August 1997. From May 1992 through August 1997, he served as the Partners' representative for Investor Relations, Treasurer and Chief Financial and Accounting Officer of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL, and certain of their subsidiaries, and was a Vice President of LASMO America.

         JOHN A. HOGAN (age 44) was appointed to the Company's Management Board in March 1996. Since February 1993, he has been Chief Operating Officer for LASMO plc. In 1989, he was appointed Managing Director of LASMO North Sea. From 1981 to 1989, he served as Executive Vice President of U.S. operations for LASMO.

         LARRY D. KALMBACH (age 46) was appointed to the Company's Management Board in February 1993 and was appointed Chairman of the Management Board in April 1997. He is also a Director of ENSTAR and certain of its affiliates. Since February 1995, he has been Vice President and Chief Financial Officer of UTPH. Prior to that time, he held several executive and management positions with UTPH including Vice President - Finance from 1993 to 1995 and Vice President and Controller from 1986 to 1993.

         WILLIAM M. KRIPS (age 58) was appointed to the Company's Management Board in January 1987 and served as Chairman of the Management Board from May 1994 until March 1997. He is also a Director of ENSTAR and certain of its affiliates. Since 1994, he has been Senior Vice President of UTPH. Prior to that time, he has served as Senior Vice President - Exploration & Production, Senior Vice President and General Manager - U.S. Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group and Vice President and General Manager - International Operations.

         ARTHUR W. PEABODY, JR. (age 54) was appointed to the Company's Management Board in February 1992. He is also a Director of ENSTAR and certain of its affiliates. Since May 1994, he has served as Senior Vice President of UTPH and has held several executive positions with UTPH including Senior Vice President - Exploration and Production, Senior Vice President and General Manager - Hydrocarbon Products Group, Vice President - Planning and Administration and Vice President - Acquisitions and Planning.

         RICHARD L. SMERNOFF (age 56) was appointed to the Company's Management Board in July 1995. He is also a Director of ENSTAR, ENSTAR Indonesia, Inc., INTERNATIONAL and VICO. Since March 1, 1994, he has served as Finance Director of LASMO plc. He has spent some seventeen years in senior finance positions in the oil and gas industry. Prior to joining LASMO, he was Chief Financial Officer of Datascope Corp., having previously been Senior Vice President with Amerada Hess Corporation in the U.S.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company is a Texas general partnership and as such has no voting securities apart from the general partnership interests owned by the partners. The following table reflects the beneficial ownership of 100 percent of the partnership interests in the Company as of March 15, 1998:

                                                                                              AMOUNT BENEFICIALLY
TITLE OF CLASS                       NAME AND ADDRESS OF BENEFICIAL OWNER                              OWNED
--------------                       ------------------------------------                   -------------------------
General Partnership Interest          LASMO plc                                                     50%
                                      101 Bishopsgate
                                      London EC2M 3XH
                                      England, U.K.

                                                                                               AMOUNT BENEFICIALLY
TITLE OF CLASS                       NAME AND ADDRESS OF BENEFICIAL OWNER                              OWNED
--------------                       ------------------------------------                   ---------------------------

General Partnership Interest          Union Texas Petroleum Holdings, Inc.                          50%
                                      1330 Post Oak Boulevard
                                      Houston, Texas  77252

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The partners of the Company provide management expertise, office space, and administrative, legal and professional services. For such services, a management fee of $430 thousand and $402 thousand was charged in 1997 and 1996, respectively, including $56 thousand in both years paid for Mr. Berko's services.

         The Company holds demand notes in the amount of $40 million from or generated by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

         As operator of the Joint Venture, VICO conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants to VICO. In addition, VICO performs engineering, pipeline maintenance and human resource related services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). For the year ended December 31, 1997 and 1996, VICO billed P.T. Badak $28.9 million and $25.1 million respectively for services rendered. Accounts receivable from P.T. Badak approximated $1.7 million at December 31, 1997 ($2.6 million at December 31, 1996).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements listed below are included as Part II, Item 8 hereof on the pages indicated:

            Independent Auditors' Report                                        20
            Consolidated Balance Sheets,
              December 31, 1997 and 1996                                        21

            Consolidated Statements of Earnings,
              Years ended December 31, 1997, 1996 and 1995                      22

            Consolidated Statements of Cash Flows,
              Years ended December 31, 1997,1996 and 1995                       23

            Consolidated Statements of Changes in Partners' Capital
              Years ended December 31, 1997, 1996 and 1995                      24

            Notes to Consolidated Financial Statements                          25-35

            Supplemental Financial Information (unaudited)                      36-40

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





                      * Incorporated herein by reference.

         (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field. (filed as Exhibit (10)-6- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-7- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)-10- to the Company's 1993 Form 10- K (No. 1-8791)).*

         (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-11- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit (10)-12- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit (10)-13- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia





                      * Incorporated herein by reference.

                    Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

         (10)-16- Badak III LNG Sales Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987. (filed as Exhibit (10)-16- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-18-to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-19-   Schedule A to the LNG Sales and Purchase Contract (Korea II
                    FOB) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-19-to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-20- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-22- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit (10)-23- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-23- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among PERTAMINA, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit 10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*

         (10)-24- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among PERTAMINA, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil





                      * Incorporated herein by reference.

                    Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (filed as Exhibit
                    10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*

         (10)-25- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)-26- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-26- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1- 8791)).*

         (10)-27- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-28- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-30- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit
                    (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-30- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-31- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-32- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-33- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-34- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International





                      * Incorporated herein by reference.

                    Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-35- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit (10)-37- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-36- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-38- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-37- Amended and Restated Bontang Processing Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction Company (filed as Exhibit (10)-39- to the Company's 1988 Form 10-K (No. 1-
                    8791)).*

         (10)-38- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and National Federation of Agricultural Co-Operative Associations (Zen-Noh), as Buyer, dated February 21, 1992. (filed as Exhibit (10)-42- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-39- Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Japan Indonesia Oil Co., Ltd., as Buyer, dated February 20, 1992. (filed as Exhibit (10)-43- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-40- Arun and Bontang LPG Sales and Purchase Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) as Seller and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd. as Buyers dated July 15, 1986. (filed as Exhibit (10)-42- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-41- Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated October 5, 1994, between PERTAMINA, as Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd., and Mitsui Oil & Gas Co., Ltd., as Buyers. (filed as Exhibit
                    10.88 to the Union Texas Petroleum Holdings, Inc.'s 1994 Form 10-K (Commission File No. 1-9019)).*

         (10)-42- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45- to the Company's 1993 Form 10-K (No. 1-8791)).*





                      * Incorporated herein by reference.

         (10)-43- Advance Payment Agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and Arun Bontang Project Finance Co., Ltd., dated February 16, 1987 (filed as Exhibit (4)-15- to the Company's 1986 Form 10-K (No. 1-8791)).*

         (10)-44- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-45- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

         (10)-46- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company. (filed as Exhibit (10)- 48-to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-47- Memorandum of Agreement for Purchase and Sale of LNG During 1995 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA") ("Seller") and Korea Gas Corporation ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG. (filed as Exhibit (10)-49- to the Company's 1994 Form 10-K (No. 1-8791)).*

         (10)-48- Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc/. Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-9019)).*

         (10)-49- Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of August 3, 1995, between PERTAMINA, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers with related letter agreement, dated August 3, 1995, between Seller and Buyers. (filed as Exhibit 10.104 to the Union Texas Petroleum Holdings, Inc. 1995 Form 10-K (Commission File No. 1-9019)).*

         (10)-50- LNG Sales and Purchase Contract (Badak V) dated August 12, 1995, between PERTAMINA and Korea Gas Corporation. (filed as
                    Exhibit 10.105 to the Union Texas Petroleum Holdings, Inc. 1995 Form 10-K (Commission File No. 1-9019)).*

         (10)-51- LNG Sales and Purchase Contract (Badak VI), dated October 25, 1995, between PERTAMINA and Chinese Petroleum Corporation. (filed as Exhibit 10.106 to the Union Texas Petroleum Holdings, Inc. 1995 Form 10-K (Commission File No. 1-9019)).*

         (10)-52- Allocation of Supply Entitlements between the Arun and Bontang Plants for LNG Sales (effective January 1, 1995). (filed as Exhibit (10)-52- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-53- Memorandum of Understanding re: Supply Agreements and Package VI Sales dated and effective as of the 27th day of October, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA"); TOTAL Indonesie and Indonesia Petroleum, Ltd.,





                      * Incorporated herein by reference.

                    (collectively referred to as the "TOTAL Group"); Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company (collectively referred to as the "VICO Group"); Indonesia Petroleum, Ltd., in respect of its interest in a certain portion of the Attaka Unit (referred to as "INPEX Attaka"); and Unocal Indonesia Company (referred to as "UNOCAL") (the TOTAL Group, the VICO Group, INPEX Attaka, and UNOCAL each referred to as an "East Kalimantan Contractor Group" and collectively called the "East Kalimantan Contractors"). (filed as Exhibit (10)-53- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-54- Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.8 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9010)).*

         (10)-55- Package V Supply Agreement (1995 - 1999 LNG Sales to Korea Gas Corp.) dated June 16, 1995, but effective as of September 30, 1994, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-55- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-56- Package V Supply Agreement (1998 - 1999 LNG Sales to Chinese Petroleum Corporation), dated as of June 16, 1995, but effective as of December 6, 1994, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-56- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-57- Tripartite Agreement Regarding Producer Contributions to Dwiputra Costs, dated as of January 1, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA"); Mobil Oil Indonesia Inc. ("Mobil"); and Virginia Indonesia Company, Total Indonesie, and Unocal Indonesia Company, acting on behalf of themselves and all other LNG producers in the East Kalimantan Production Sharing Contracts (collectively, the "East Kalimantan Producers"). (filed as Exhibit(10)-57- to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-58- Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

         (10)-59- Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as Agent on behalf of the Majority Tranche B Lenders (filed as Exhibit
                    10.6 to the Union Texas Petroleum Holdings., Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

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

         (10)-64- Bontang V Disbursement Trustee and Paying Agent Agreement dated as of July 1, 1995, by and among BankAmerica International, not in its individual capacity but solely as trustee and paying agent (in such capacity, the "Bontang V Trustee") under the Bontang V Trustee and Paying Agent Agreement dated as of July 1, 1995, as the same may be amended from time to time (the "Bontang V Trust Agreement"); and BankAmerica International, not in its individual capacity but solely as disbursement trustee and paying agent under this Agreement (filed as Exhibit (10)-64-to the Company's 1995 Form 10-K (No. 1-8791)).*

         (10)-65- First Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Korea Gas Corporation under Badak V), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. And Virginia International Company (filed as
                    Exhibit 10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-66- Second Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Chinese Petroleum Corporation under Badak VI), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-67- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Korea Gas Corporation under Badak V, dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas Est Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-68- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Chinese Petroleum Corporation under Badak VI, dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas





                      * Incorporated herein by reference.

                    East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-69- First Supply Agreement for Package VI Excess Sales (2003-2008 LNG Sales under the Second Amended and Restated 1981 Badak Sales Contract), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.6 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

         (10)-70- Memorandum of Agreement for Purchase and Sale of LNG During 1996 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA") ("Seller") and Korea Gas Corporation ("Kogas") ("Buyer") for the sale and purchase of certain quantities of LNG (filed as Exhibit (10)-70- to the Company's 1996 Form 10-K (No. 1-8791)).*

         (10)-71- $1,127,000,000 Bontang VI Loan Agreement, dated as of March 4, 1997, among Bank of America National Trust and Savings Association, as Trustee under the Bontang VI Trustee and Paying Agent Agreement, as borrower, Bank of Taiwan New York Agency as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

         (10)-72- Bontang VI Producers Agreement, dated as of March 4, 1997, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), Total Indonesie, Virginia Indonesia Company, Union Texas East Kalimantan Limited, LASMO Sanga Sanga Limited, Virginia International Company, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Indonesia Petroleum, Ltd., Unocal Indonesia Company (collectively, the "Producers"), in favor of Bank of Taiwan New York Agency, as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co- Arrangers and Lenders named therein (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

         (10)-73- Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and Bank of America National Trust and Savings Association, as Trustee and Paying Agent (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

         (10)-74- Amendment No. 2 to Bontang III Loan Agreement, dated as of March 4, 1997 among BankAmerica International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as agent on behalf of the Majority Tranche B Lenders (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

         (10)-75- Amendment No. 2 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of March 4, 1997, among BankAmerica International, as Trustee, and the Producers (filed as Exhibit (10)- 1- to the Company's Form 10-Q for the quarter ended June 30, 1997 (No. 1-8791)).*

         (10)-76- Bontang VI Disbursement Trustee and Paying Agent Agreement dated as of March 19, 1997, between Bank of America National Trust and Savings Association, as Bontang VI Trustee, and Bank of America National Trust and Savings Association, as Disbursement Trustee (filed as





                      * Incorporated herein by reference.

                    Exhibit (10)-2- to the Company's Form 10-Q for the quarter ended June 30, 1997 (No. 1-8791)).*

         (10)-77- Addendum to Badak IV LNG Sales Contract Supply Agreement, dated January 31, 1994, but effective as of October 23, 1990, by and between Pertamina, on the one hand, and VICO, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit
                    10.112 to the Union Texas Petroleum Holdings, Inc. 1997 Form 10-K (Commission File No. 1-9019)).*

         (10)-78- Memorandum of Agreement, effective as of December 6, 1994, between Pertamina and Chinese Petroleum Corporation for sale and purchase of LNG during 1998 and 1999 (files as Exhibit
                    10.115 to the Union Texas Petroleum Holdings, Inc. 1997 Form 10-K (Commission File No. 1-9019)).*

         (10)-79- Supplemental Memorandum, dated as of August 24, 1983, by and between Pertamina and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Indonesian Superior Oil Company, Union Texas Far East Corporation and Universe Tankships, Inc (filed as Exhibit
                    10.118 to the Union Texas Petroleum Holdings, Inc. 1997 Form 10-K (Commission File No. 1-9019)).*

         (21)-1-    List of Subsidiaries of the Company.

         (23)-1-    Consent of KPMG Peat Marwick LLP.

         (27)-1- Financial Data Schedule for the twelve months ended December 31, 1997.

(c)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1997.





                      * Incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNIMAR COMPANY



March 20, 1998                         By  /S/ LARRY D. KALMBACH
                                           -------------------------------
                                           Larry  D. Kalmbach
                                           Chairman of the Management Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 20, 1998.


By /S/ GEORGE W. BERKO                  By /S/ LARRY D. KALMBACH
  ---------------------------              --------------------------------
  George W. Berko                          Larry D. Kalmbach
  Management Board                         Chairman of the Management Board
  (LASMO Representative)                   (UTPH Representative)



By /S/ JOHN A. HOGAN                    By /S/ WILLIAM M. KRIPS
  ---------------------------              --------------------------------
  John A. Hogan                            William M. Krips
  Management Board                         Management Board
  (LASMO Representative)                   (UTPH Representative)



By /S/ RICHARD L. SMERNOFF              By /S/ ARTHUR W. PEABODY, JR.
  ---------------------------              --------------------------------
  Richard L. Smernoff                      Arthur W. Peabody, Jr.
  Management Board                         Management Board
  (LASMO Representative)                   (UTPH Representative)

                               INDEX TO EXHIBITS



EXHIBIT NUMBER
--------------
The following documents are included as Exhibits to this Report. Unless it has been indicated that a document listed below is incorporated by reference herein, copies of the document have been filed herewith.

    (2)-1-          Merger Agreement, dated May 22, 1984, and Amendment Agreements thereto, dated June 8, 1984 and June
                    12, 1984 (incorporated by reference to Annex A to the Prospectus/Proxy Statement included in the
                    Company's Registration Statement on Form S-14 (No. 2-93037)).*

    (2)-2-          Agreement of Merger, dated as of August 28, 1984 (incorporated by reference to Annex B to the
                    Prospectus/Proxy Statement included in the Company's Registration Statement on Form S-14 (No. 2-
                    93037)).*

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

    (10)-6-         Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint
                    Venture and Total will cooperate to develop the unitized area of the Nilam Field.  (filed as Exhibit
                    (10)-6- to the Company's 1995 Form 10-K (No. 1-8791)).*

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





                      * Incorporated herein by reference.

    (10)-20-        Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan
                    Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-
                    20- to the Company's 1993 Form 10-K (No. 1-8791)).*

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

    (10)-25-        Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan
                    Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company,
                    Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited,
                    Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and
                    Indonesia Petroleum, Ltd.  (filed as Exhibit (10)-26- to the Company's 1994 Form 10-K (No. 1-
                    8791)).*

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





                      * Incorporated herein by reference.

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

    (10)-42-        Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan
                    Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-
                    45- to the Company's 1993 Form 10-K (No. 1-8791)).*

    (10)-43-        Advance Payment Agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and
                    Arun Bontang Project Finance Co., Ltd., dated February 16, 1987 (filed as Exhibit (4)-15- to the
                    Company's 1986





                      * Incorporated herein by reference.

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

    (10)-49-        Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of August 3, 1995, between
                    PERTAMINA, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka
                    Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers with related letter agreement, dated August 3, 1995, between Seller and Buyers.  (filed as Exhibit 10.104 to the Union Texas Petroleum Holdings, Inc.
                    1995 Form 10-K (Commission File No. 1-9019)).*

    (10)-50-        LNG Sales and Purchase Contract (Badak V) dated August 12, 1995, between PERTAMINA and Korea Gas
                    Corporation.  (filed as Exhibit 10.105 to the Union Texas Petroleum Holdings, Inc. 1995 Form 10-K
                    (Commission File No. 1-9019)).*

    (10)-51-        LNG Sales and Purchase Contract (Badak VI), dated October 25, 1995, between PERTAMINA and Chinese
                    Petroleum Corporation.  (filed as Exhibit 10.106 to the Union Texas Petroleum Holdings, Inc. 1995
                    Form 10-K





                      * Incorporated herein by reference.

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

    (10)-55-        Package V Supply Agreement (1995 - 1999 LNG Sales to Korea Gas Corp.) dated June 16, 1995, but effective as of September 30, 1994, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga
                    Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil
                    Company, Inc. and Virginia International Company.  (filed as Exhibit (10)-55- to the Company's 1995
                    Form 10-K (No. 1-8791)).*

    (10)-56-        Package V Supply Agreement (1998 - 1999 LNG Sales to Chinese Petroleum Corporation), dated as of
                    June 16, 1995, but effective as of December 6, 1994, between PERTAMINA and Virginia Indonesia
                    Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited,
                    Universe Gas & Oil Company, Inc. and Virginia International Company.  (filed as Exhibit (10)-56- to the Company's 1995 Form 10-K (No. 1-8791)).*

    (10)-57-        Tripartite Agreement Regarding Producer Contributions to Dwiputra Costs, dated as of January 1,
                    1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA"); Mobil Oil
                    Indonesia Inc. ("Mobil"); and Virginia Indonesia Company, Total Indonesie, and Unocal Indonesia
                    Company, acting on behalf of themselves and all other LNG producers in the East Kalimantan
                    Production Sharing Contracts (collectively, the "East Kalimantan Producers").  (filed as
                    Exhibit(10)-57- to the Company's 1995 Form 10-K (No. 1-8791)).*

    (10)-58-        Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July
                    1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.4 to the Union Texas Petroleum





                      * Incorporated herein by reference.

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

    (10)-64-        Bontang V Disbursement Trustee and Paying Agent Agreement dated as of July 1, 1995, by and among
                    BankAmerica International, not in its individual capacity but solely as trustee and paying agent (in such capacity, the "Bontang V Trustee") under the Bontang V Trustee and Paying Agent Agreement dated as of July 1, 1995, as the same may be amended from time to time (the "Bontang V Trust Agreement");
                    and BankAmerica International, not in its individual capacity but solely as disbursement trustee and paying agent under this Agreement (filed as Exhibit (10)-64-to the Company's 1995 Form 10-K (No. 1-
                    8791)).*





                      * Incorporated herein by reference.

    (10)-65-        First Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Korea Gas Corporation
                    under Badak V), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO
                    Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil
                    Company, Inc. And Virginia International Company (filed as Exhibit 10.2 to the Union Texas Petroleum
                    Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

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

    (10)-70-        Memorandum of Agreement for Purchase and Sale of LNG During 1996 - 1999 between Perusahaan
                    Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA") ("Seller") and Korea Gas Corporation ("Kogas")
                    ("Buyer") for the sale and purchase of certain quantities of LNG (filed as Exhibit (10)-70- to the
                    Company's 1996 Form 10-K (No. 1-8791)).*

    (10)-71-        $1,127,000,000 Bontang VI Loan Agreement, dated as of March 4, 1997, among Bank of America National
                    Trust and Savings Association, as Trustee under the Bontang VI Trustee and Paying Agent Agreement, as borrower, Bank of Taiwan New York Agency as Lead Arranger, Bontang LNG Train-H Investment Co.,
                    Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-
                    Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.3 to the Union Texas Petroleum





                      * Incorporated herein by reference.

                    Holdings, Inc. form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

    (10)-72-        Bontang VI Producers Agreement, dated as of March 4, 1997, by Perusahaan Pertambangan Minyak Dan Gas
                    Bumi Negara ("Pertamina"), Total Indonesie, Virginia Indonesia Company, Union Texas East Kalimantan
                    Limited, LASMO Sanga Sanga Limited, Virginia International Company, Opicoil Houston, Inc., Universe
                    Gas & Oil Company, Inc., Indonesia Petroleum, Ltd., Unocal Indonesia Company (collectively, the
                    "Producers"), in favor of Bank of Taiwan New York Agency, as Lead Arranger, Bontang LNG Train-H
                    Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-
                    Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.4 to the
                    Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File
                    No. 1-9019)).*

    (10)-73-        Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and
                    Bank of America National Trust and Savings Association, as Trustee and Paying Agent (filed as
                    Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31,
                    1997 (Commission File No. 1-9019)).*

    (10)-74-        Amendment No. 2 to Bontang III Loan Agreement, dated as of March 4, 1997 among BankAmerica
                    International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance
                    Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as agent on behalf of the Majority Tranche B Lenders (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc.
                    Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

    (10)-75-        Amendment No. 2 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement,
                    dated as of March 4, 1997, among BankAmerica International, as Trustee, and the Producers (filed as
                    Exhibit (10)-1- to the Company's Form 10-Q for the quarter ended June 30, 1997 (No. 1-8791)).*

    (10)-76-        Bontang VI Disbursement Trustee and Paying Agent Agreement dated as of March 19, 1997, between Bank of America National Trust and Savings Association, as Bontang VI Trustee, and Bank of America
                    National Trust and Savings Association, as Disbursement Trustee (filed as Exhibit (10)-2- to the
                    Company's Form 10-Q for the quarter ended June 30, 1997 (No. 1-8791)).*

    (10)-77-        Addendum to Badak IV LNG Sales Contract Supply Agreement, dated January 31, 1994, but effective as of October 23, 1990, by and between Pertamina, on the one hand, and VICO, LASMO Sanga Sanga Limited,
                    Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                    Virginia International Company (filed as Exhibit 10.112 to the Union Texas Petroleum Holdings, Inc.
                    1997 Form 10-K (Commission File No. 1-9019)).*

    (10)-78-        Memorandum of Agreement, effective as of December 6, 1994, between Pertamina and Chinese Petroleum
                    Corporation for sale and purchase of LNG during 1998 and 1999 (files as Exhibit 10.115 to the Union
                    Texas Petroleum Holdings, Inc. 1997 Form 10-K (Commission File No. 1-9019)).*

    (10)-79-        Supplemental Memorandum, dated as of August 24, 1983, by and between Pertamina and Roy M.
                    Huffington, Inc., Virginia International Company,





                      * Incorporated herein by reference.

                    Ultramar Indonesia Limited, Indonesian Superior Oil Company, Union Texas Far East Corporation and
                    Universe Tankships, Inc (filed as Exhibit 10.118 to the Union Texas Petroleum Holdings, Inc. 1997
                    Form 10-K (Commission File No. 1-9019)).*

    (21)-1-         List of Subsidiaries of the Company.

    (23)-1-         Consent of KPMG Peat Marwick LLP.

    (27)-1-         Financial Data Schedule for the twelve months ended December 31, 1997.





                      * Incorporated herein by reference.