Form 10-Q
period 1998-03-31
UNIMAR CO
filed 1998-05-14
CIK 752290

UNIMAR COMPANY

                                TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Condensed Consolidated Statements of Earnings
                for the Three Months Ended March 31, 1998
           and March 31, 1997 . . . . . . . . . . . . . . . . . 1

         Condensed Consolidated Balance Sheets
           as of March 31, 1998 and December 31, 1997 . . . . . 2

         Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1998
           and March 31, 1997 . . . . . . . . . . . . . . . . . 3

         Notes to Condensed Consolidated Financial Statements
           as of March 31, 1998 . . . . . . . . . . . . . . . . 4


   ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . 6


PART II.  OTHER INFORMATION

   ITEM 5. Other Information. . . . . . . . . . . . . . . . . . 8

   ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . 8


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                        PART I.   FINANCIAL INFORMATION

                        UNIMAR COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                             MARCH 31,
                                          -------------------------------------
                                                       1998        1997
                                                    ----------  ----------

Oil and gas production revenues                      $ 43,284   $ 66,283


Production costs                                        4,617      5,876
Depletion, depreciation and amortization               10,724     11,620
Exploration costs including dry holes                     634        248
                                                   ---------- ----------

Operating profit                                       27,309     48,539


General and administrative expenses                       196        239
Other income                                               (7)       (45)
                                                        -----      -----
Earnings before income taxes                           27,120     48,345

Income tax expense (benefit)
        Current                                        19,386     32,850
        Deferred                                       (1,485)    (1,931)
                                                        -----      -----
                                                       17,901     30,919
                                                     --------   --------
Net earnings                                         $  9,219   $ 17,426
                                                     ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                               MARCH 31,      DECEMBER 31,
                                                 1998            1997
                                              ----------      -----------
                                              (UNAUDITED)
ASSETS
Current assets:
        Cash and cash equivalents             $ 4,923          $ 4,454
        Accounts receivable                     9,175            8,670
        Inventories                             7,960            8,275
        Other current assets                    3,384            1,999
                                               ------           ------
          Total current assets                 25,442           23,398

Property, plant and equipment, at cost:
        Oil and gas properties (successful
          efforts method)                   1,102,725        1,097,568
        Other                                   2,363            2,348
                                           ----------       ----------
                                            1,105,088        1,099,916

        Less:  accumulated depreciation
          and depletion                       773,920          763,151
                                           ----------          -------
          Net property, plant and equipment   331,168          336,765

Other assets                                    2,081            3,191
                                           ----------      -----------
                                          $   358,691      $   363,354
                                          ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
        Accounts payable                   $     160         $     752
        Advances from joint venture partners   1,398             2,637
        Accrued liabilities                   14,485            14,138
        Income and other taxes                 8,906            14,035
                                               -----            ------
          Total current liabilities           24,949            31,562

Deferred income taxes                        146,650           148,135
Other liabilities                             16,323            16,107

Partners' capital                            250,769           247,550
        Less:  demand notes receiva           80,000            80,000
                                              ------            ------
                                             170,769           167,550
                                             -------           -------
Commitments and Contingencies

                                         $   358,691       $   363,354
                                            ========          ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       UNIMAR COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                          -----------------------------------
                                               1998                1997
                                             ---------          ---------
Operating activities:
Net earnings                                 $ 9,219            $ 17,426
Adjustments to reconcile to net cash
  provided by operating activities:
        Depletion, depreciation and
          amortization                        10,769              11,684
        Deferred income taxes                 (1,485)             (1,931)
        Exploratory dry hole costs                 9                  18
        Changes in working capital and other  (5,623)             (1,787)
                                              -------            --------
Net cash provided by operating activities     12,889              25,410
                                              -------            --------
Investment activities:
        Capital expenditures                  (5,181)             (7,152)
                                              -------            --------
Net cash used in investing activities         (5,181)             (7,152)
                                              -------            --------
Financing activities:
        Capital contributions                  7,000               8,600
        Capital distributions                (13,000)            (25,800)
                                             --------            --------
Net cash used in financing activities         (6,000)            (17,200)
                                              -------            --------
Decrease in advances from joint venture
 partners                                     (1,239)               (102)
                                              -------            --------

Net increase in cash and cash equivalents        469                 956
                                              -------            --------
Cash and cash equivalents at beginning
  of period                                    4,454               3,274
                                              -------            --------
Cash and cash equivalents at end of period   $ 4,923            $  4,230
                                             =======             ========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
---------------------------------
IPU distributions paid                      $ 4,419             $ 6,898
                                            =======             =======
Income taxes paid                           $24,516             $36,326
                                            =======             =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                        UNIMAR COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)


(1) Unimar Company (the Company) is a general partnership organized under the Texas Uniform Partnership Act, whose partners are Unistar, Inc., a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc., a Delaware corporation, and LASMO (Ustar) Inc., a Delaware corporation and an indirect wholly-owned subsidiary of LASMO plc, a public limited company organized under the laws of England. Each partner shares equally in the Company's net earnings, distributions and capital contributions. See Part II. Other Informa-tion - Item 5. Other Events.

(2) These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K. In the opinion of management, the accompanying financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results on an annualized basis.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabil-ities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) The table below outlines the calculation of the Indonesian Participating Unit (IPU) participation payment for the first quarter of 1998.

                                                               1998
                                                            First Quarter
                                                   ----------------------------
                                                      (Thousands of dollars)
        Positive cash flow:
          Gas receipts                                     $ 40,850
          Oil and condensate receipts                         8,670
          Other non-revenue cash receipts from
            the Joint Venture                                   982
                                                           --------
          Total positive cash flow                           50,502
                                                          ---------
        Cash Outflows:
          Expenditures to the Joint Venture                  11,132
          Indonesian income taxes                            20,069
                                                           --------

          Total cash outflows                                31,201
                                                           --------
        Net positive cash flow from 23.125% interest
          in the Joint Venture                              $19,301
                                                            =======
        Net cash flow for the benefit of the
          IPU holders*                                      $ 4,743
                                                            =======
        Participation Payment per IPU*                      $   .44
                                                            =======

   * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of March 31, 1998, there were 10,778,590 IPUs issued and outstanding.

                        UNIMAR COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)


(4) In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for report-ing and display of comprehensive income and its components in a full set of financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998. The Company's comprehensive income was as follows:

                                              Three Months Ended March 31,
                                              ----------------------------
                                                 1998              1997
                                                ------             -----
        Net income                              $9,219             $17,426

        Other comprehensive income (loss):
          Minimum pension liability adjustment       -                 109
        Comprehensive income                    $9,219             $17,535
                                                ======             =======

        Adoption of SFAS No. 130 had no impact on Partners' Capital in the first quarter of 1998.


(5) In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports.
        The Company will adopt the provisions of SFAS No. 131 during 1998.
        As SFAS No. 131 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

                        UNIMAR COMPANY AND SUBSIDIARIES

                     MANAGMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1997 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow from operations amounted to $13 million for the three months ended March 31, 1998, as compared to $25 million for the same period in 1997. The decrease primarily resulted from lower sales prices and lower LNG volumes. Capital expenditures of $5 million were spent primarily on continued development activities in the Indonesian Joint Venture (IJV). Net distributions to the partners of $6 million for the first three months of 1998 were $11 million lower than for the first three months of 1997.

        The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of liquefied natural gas (LNG) and, to a lesser extent, the sale of crude oil and liquefied petroleum gas (LPG). LNG and LPG are primarily sold under long term contracts whose prices are derived from a basket of Indonesian crudes. In the event cash generated from opera-tions is not sufficient to meet capital investment and other requirements, any shortfall will be funded through additional cash contributions by the partners. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil, LNG and LPG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

        See Part II. Other Information - Item 5. Other Events.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 compared to Quarter Ended March 31, 1997
---------------------------------------------------------------------
        Net earnings of $9 million for the first quarter of 1998 were $8 million lower than for the first quarter of 1997. The decreased earnings in the current year was primarily due to a $23 million decrease in gross revenues. Of this revenue decrease, nearly 80 percent resulted from lower realized prices and the remainder from sales volumes.

        The weighted average crude oil basket price used to determine LNG prices was
                    UNIMAR COMPANY AND SUBSIDIARIES

                   MANAGMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (cont'd)

$15.20 per barrel for the first three months of this year, or $7.56 per barrel lower than in the corresponding 1997 three-month period. As a result, the average price received for LNG during the first quarter of 1998 decreased $1.15 per million BTUs to $2.43 per million BTUs. The average realized crude oil price in the first quarter of 1998 was $14.50 per barrel, as compared to $22.00 per barrel in the corresponding 1997 quarter.

        The IJV's share of LNG sold during the first quarter of 1998 was 81 trillion BTUs (27.5 net equivalent cargoes), or 11 percent lower than the 1997 first quarter volumes of 91 trillion BTUs (31.0 net equivalent cargoes). Crude oil volumes net to the Company increased by 74 thousand barrels to 484 thousand barrels, mainly due to the timing of crude oil liftings.

        The IJV's share of LNG shipments for 1998 is expected to decline by about 20 percent as compared to 1997. The primary reasons for this decline are the phase-out of the original 1973 LNG Sales Contract in which the IJV had a higher participation interest, a reduction in IJV equity percentages under terms of the Indonesian Production Sharing Contract which become effect-ive August 8,1998, and revisions to the LNG deliveries planned for the year. With regard to planned LNG deliveries for the year, meetings between PERTAMINA, the state petroleum enterprise of Indonesia, and Korea Gas Corpora-tion (KGC), an LNG customer, were held in late March of this year. As a result of these meetings, the effect on the IJV will be the deferral of 4 gross cargo commitments from 1998 until the year 2000 and an additional 4 gross cargo reduction from KGC's exercise of a downward flexibility provision in its contracts. The effect of this 8 cargo reduction will not have a material impact on the Company's profit or cash flow for the year.

        Production costs for the first quarter of 1998 decreased $1 million as compared to the corresponding quarter in 1997 primarily because of favorable exchange rates on IJV expenditures denominated in the Indonesian currency. Depletion, depreciation and amortization charges decreased by approximately $1 million as compared to the first quarter of 1997, due to the lower overall level of production in the first quarter of 1998.

        Income taxes of $18 million for the first three months of 1998 were $13 million lower than for the same period in 1997 as a result of lower first quarter revenues. The effective tax rates for the 1998 and 1997 first quarters


                        UNIMAR COMPANY AND SUBSIDIARIES

                     MANAGMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (cont'd)

were 66 percent and 64 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company's activities which are not deductible in the partnership for Indonesian tax purposes.

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

                        UNIMAR COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION


ITEM 5. Other Events
            ------------
            On May 4, 1998, Atlantic Richfield Company (ARCO) and Union Texas Petroleum Holdings, Inc. (Union Texas) announced that they signed a definitive Agreement and Plan of Merger under which ARCO commenced an all-cash tender offer for all of Union Texas' outstanding common stock on May 8, 1998 for $29.00 per share. The tender offer expires June 5, 1998, unless extended. Any shares not pur-chased in the tender offer will be acquired for $29.00 per share in cash pursuant to a merger after completion of the tender offer. The transaction is subject to usual closing conditions including regulatory approvals.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------
            (a)  Exhibits

            (27)-1-  Financial Data Schedule for the three months ended
                       March 31, 1998.

            (b)  Reports on Form 8-K

                 None.

                        UNIMAR COMPANY AND SUBSIDIARIES

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNIMAR COMPANY



                             By:       /S/ Linda A. Kubecka
                                       -----------------------------
                                       Linda A. Kubecka
                                       (principal financial officer and the
                                       officer duly authorized to sign on
                                       behalf of the registrant.)


DATE: May 14, 1998
      ------------