Form 10-Q
period 1998-06-30
UNIMAR CO
filed 1998-08-12
CIK 752290

UNIMAR COMPANY

                       TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

   ITEM 1.Financial Statements

        Condensed Consolidated Statements of Earnings
           for the Three Months and Six Months ended
           June 30, 1998 and June 30, 1997                    1

        Condensed Consolidated Balance Sheets
           as of June 30, 1998 and December 31, 1997          2

        Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1998 and
           June 30, 1997                                      3

        Notes to Condensed Consolidated Financial Statements
           as of June 30, 1998                                4


   ITEM 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 6


PART II.  OTHER INFORMATION

   ITEM 5.Other Events                                        9

   ITEM 6.Exhibits and Reports on Form 8-K                    9


SIGNATURE                                                      10

                PART I.   FINANCIAL INFORMATION

                UNIMAR COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (THOUSANDS OF DOLLARS)
                          (UNAUDITED)

                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                  JUNE 30,            JUNE 30,
                               1998      1997      1998      1997


Oil and gas production
  Revenues                    $31,298   $50,042    $74,582  $116,325


Production costs                5,029     6,524      9,646    12,400
Depletion, depreciation and
 amortization                   8,598     9,893     19,322    21,513
Exploration costs including
 dry holes                        290        64        924       312
                                -----    ------     ------    ------

Operating profit               17,381    33,561     44,690    82,100


General and administrative
 expenses                          12       234        262       544
Other income                      (54)      (87)      (115)     (203)
                                -----   -------     ------     -----

Earnings before income taxes   17,423    33,414     44,543    81,759

Income tax expense (benefit)
   Current                     11,810    23,992     31,196    56,842
   Deferred                      (674)   (1,932)    (2,159)   (3,863)
                              -------   -------     ------     -----
                               11,136    22,060     29,037    52,979
                              -------   -------     ------     -----

Net earnings                   $6,287   $11,354    $15,506   $28,780
                               ======   =======    =======   =======

See accompanying Notes to Condensed Consolidated Financial Statements.
                 UNIMAR COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS OF DOLLARS)

                                        June 30,   December 31,
                                          1998         1997
                                       ----------  -----------
                                       (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents              $  7,908     $ 4,454
  Accounts receivable                       9,102       8,670
  Inventories                               7,849       8,275
  Other current assets                      2,712       1,999
                                         --------     -------
     Total current assets                  27,571      23,398

Property, plant and equipment, at cost:
  Oil and gas properties (successful
   efforts method)                      1,109,624   1,097,568
  Other                                     2,417       2,348
                                       ----------      ------
                                        1,112,041   1,099,916

  Less:  accumulated depreciation
   and depletion                         782,558      763,151
                                         --------     --------
     Net property, plant and equipment   329,483      336,765

Other assets                               2,199        3,191
                                         --------    --------
                                         $359,253    $363,354
                                         ========    ========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable                       $    125     $   752
  Advances from joint venture partners      3,923       2,637
  Accrued liabilities                      11,535      14,138
  Income and other taxes                    6,796      14,035
                                         --------     -------
     Total current liabilities             22,379      31,562

Deferred income taxes                     145,975     148,135
Other liabilities                          16,643      16,107

Partners' capital                         254,256     247,550
  Less:  demand notes receivable           80,000      80,000
                                         --------     -------
                                          174,256     167,550
                                         --------     -------

Commitments and Contingencies

                                         $359,253     $363,354
                                         ========     ========

See accompanying Notes to Condensed Consolidated Financial
Statements
                 UNIMAR COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (THOUSANDS OF DOLLARS)
                           (UNAUDITED)

                                               Six Months Ended
                                                  June 30,
                                               ----------------
                                               1998       1997
Operating activities:
Net earnings                                  $15,506   $28,780
Adjustments to reconcile to net cash
 provided by operating activities:
  Depletion, depreciation and amortization     19,407    21,637
  Deferred income taxes                        (2,159)   (3,863)
  Exploratory dry hole costs                       11        --
  Changes in working capital and other         (9,661)   (3,961)


Net cash provided by operating activities      23,104    42,593
                                              --------   -------
Investment activities:
  Capital expenditures                        (12,136)  (12,679)
                                              --------   -------
Net cash used in investing activities         (12,136)  (12,679)
                                              --------   -------
Financing activities:
  Capital contributions                         9,000    11,200
  Capital distributions                       (17,800)  (39,600)
                                              --------  --------
Net cash used in financing activities          (8,800)  (28,400)
                                               -------  -------
Increase in advances from joint venture
 partners                                       1,286       368
                                              -------    ------

Net increase in cash and cash equivalents       3,454     1,882

Cash and cash equivalents at beginning of
 period                                         4,454     3,274
                                              -------   -------
Cash and cash equivalents at end of period     $7,908    $5,156
                                               ======    ======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
---------------------------------
IPU distributions paid                         $9,162   $14,336
                                               ======   =======
Income taxes paid                             $38,435   $65,479
                                              =======   =======

See accompanying Notes to Condensed Consolidated Financial
Statements.
                 UNIMAR COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998
                           (UNAUDITED)


(1) Unimar Company (the Company) is a general partnership organized under the Texas Uniform Partnership Act. The Company's partners are Unistar, Inc., a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Atlantic Richfield Company, and LASMO (Ustar) Inc., a Delaware corporation and an indirect wholly-owned subsidiary of LASMO plc, a public limited company organized under the laws of England. Each partner shares equally in the Company's net earnings, distributions and capital contributions. See Part
  II. Other Information - Item 5. Other Events.

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

(3)  The table below outlines the calculation of the Indonesian
     Participating Unit (IPU) participation payment for the second quarter of 1998.

                                                    1998
                                               Second Quarter
                                        ----------------------------
                                           (Thousands of dollars)
  Positive cash flow:
    Gas receipts                                  $23,542
    Oil and condensate receipts                     8,284
    Other non-revenue cash receipts from the
   Joint Venture                                    1,378
                                                    ------
     Total positive cash flow                      33,204
                                                    ------
  Cash outflows:
    Expenditures to the Joint Venture              14,008
    Indonesian income taxes                        10,713
                                                   ------
     Total cash outflows                           24,721

  Net positive cash flow from 23.125% interest
   in the Joint Venture                           $ 8,483

  Net cash flow for the benefit of the IPU
   holders*                                       $ 2,078

  Participation Payment per IPU*                    $0.19

   * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of June 30, 1998, there were 10,778,590 IPUs issued and outstanding.

                UNIMAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         JUNE 30, 1998
                          (UNAUDITED)


(4) In June 1997, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards (?SFAS?) No. 130, ?Reporting Comprehensive Income.? This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998. The Company?s comprehensive income for the first six months of 1998 is as follows:

                                          Six months ended June 30,
                                                1998      1997
                                               ------    -----
  Net income                                 $15,506    $28,780

  Other comprehensive income:
    Minimum pension liability adjustment         --         109
                                             ------     -------
  Comprehensive income                       $15,506    $28,889
                                             =======   ========

  Adoption of SFAS No. 130 had no impact on Partners? Capital in the first six months of 1998.


(5) In June 1997, the FASB also issued SFAS No. 131, ?Disclosures about Segments of an Enterprise and Related Information.? This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. The Company will adopt the provisions of SFAS No. 131 during 1998. As SFAS No. 131 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.


(6) In June 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.


                 UNIMAR COMPANY AND SUBSIDIARIES

             MANAGEMENT?S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1997 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations amounted to $23 million for the six months ended June 30, 1998, as compared to $43 million for the same period in 1997. The decrease primarily resulted from lower sales prices and lower LNG volumes. Capital expenditures of $12 million were spent primarily on continued development activities in the Indonesian Joint Venture (IJV). Net distributions to the partners for the first six months of 1998 were $9 million (six months 1997, $28 million).

  The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of liquefied natural gas
(LNG) and, to a lesser extent, the sale of crude oil and liquefied petroleum gas (LPG). LNG and LPG are primarily sold under long term contracts whose prices are derived from a basket of Indonesian crudes. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, the partners will fund any shortfall through additional cash contributions. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil, LNG and LPG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

  The economic and political events in Southeast Asia since the middle of 1997 have not significantly affected the Company, and the IJV's production operations have continued without interruption. LNG revenue is protected by U.S. dollar denominated, long-term, take-or-pay contracts, which are administered through a U.S. based trustee. The Company, through the Operator of the IJV, is closely monitoring the situation both in Indonesia and throughout the Asia Pacific region to measure the effect of these events on its operating and financial condition.

  See Part II. Other Information - Item 5. Other Events.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30,
1997

  Net earnings were $6 million for the second quarter of 1998,
as compared to $11 million for the second quarter 1997.   In
comparing the respective quarters, the combination of a $19 million decrease in revenues and a $12 million decrease in current taxes, resulted in a net decrease of $7 million in after-tax revenues. Of this net revenue decrease, 59 percent was due to lower sales volumes and 41 percent resulted from lower realized prices.

  The weighted average crude oil basket price used to determine LNG prices was $12.99 per barrel for the second quarter of this year, or $6.08 per barrel lower than in the corresponding 1997 quarter. As a result, the average price received for LNG during the second quarter of 1998 decreased $0.95 per million BTUs to $2.10 per million BTUs. The average realized crude oil price in the second quarter of 1998 was $13.95 per barrel, as compared to $18.88 per barrel in the corresponding 1997 quarter. The prices received by the Company for its products have reflected the declining trend in world wide crude oil prices which has occurred during this year.
                 UNIMAR COMPANY AND SUBSIDIARIES

             MANAGEMENT?S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONT'D)


  The IJV's share of LNG sold during the second quarter of 1998 was 50 trillion BTUs (16.9 net equivalent cargoes), or 26 percent lower than the 1997 second quarter volumes of 68 trillion BTUs (23.3 net equivalent cargoes). Crude oil volumes net to the Company increased by 207 thousand barrels to 618 thousand barrels. The increase in oil volumes enabled the IJV to cost recover certain expenditures at a reduced oil price.

  Production costs for the second quarter of 1998 decreased by approximately $2 million as compared to the corresponding quarter in 1997 primarily due to favorable exchange rates on IJV expenditures denominated in the Indonesian currency and non-recurring prior year costs associated with the Operator's business process reengineering plan. Depletion, depreciation and amortization charges decreased by approximately $1 million as compared to the second quarter of 1997 because of the lower overall level of production. General and administrative expenses were lower in the second quarter of 1997 as compared to the corresponding quarter in 1996 due to the reversal of a provision not required.

  Income taxes were $11 million for the second quarter of 1998, as compared to $22 million for the same quarter in 1997. This decrease was primarily due to lower taxable revenues. The effective tax rates for the second quarters of 1998 and 1997 were 64 percent and 66 percent, respectively. These rates are the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company's activities which are not deductible in the partnership for Indonesian tax purposes.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE
30, 1997

  Net earnings were $16 million for the first six months of 1998, as compared to $29 million for the first six months of 1997. The current year's first half results included a $42 million decrease in revenues and a $26 million decrease in current taxes, resulting in a $16 million net decrease in after-tax revenues as compared to last year's first half. Approximately 45 percent of this decrease was volume-related and 55 percent was due to lower sales prices.

  The weighted average crude oil basket price used to determine LNG prices was $14.09 per barrel for the first six months of this year, or $6.81 per barrel lower than in the corresponding 1997 period. As a result, the average price received for LNG during the first half of 1998 decreased $1.05 per million BTUs to $2.28 per million BTUs. The average realized crude oil price in the first half of 1998 was $14.19 per barrel, as compared to $20.44 per barrel in the corresponding 1997 period. The prices received by the Company for its products have reflected the declining trend in world wide crude oil prices which has occurred during this year.

  The IJV's share of LNG sold during the first half of 1998 was 117 trillion BTUs (39.8 net equivalent cargoes), or 17 percent lower than the 1997 first half volumes of 143 trillion BTUs (48.8 net equivalent cargoes). Crude oil volumes net to the Company increased by 281 thousand barrels to 1.1 million barrels. The increase in oil volumes enabled the IJV to cost recover certain expenditures at a reduced oil price.

  The IJV?s share of LNG shipments for 1998 is expected to decline by about 20 percent as compared to 1997. The primary reasons for this decline are the phase-out of the original 1973 LNG Sales Contract in which the IJV had a higher participation interest, a reduction in IJV equity percentages under terms of the Indonesian Production Sharing Contract which become effective August 8, 1998, and revisions to the LNG deliveries planned for the year. With regard to planned LNG deliveries for the year, meetings between PERTAMINA, the state petroleum enterprise of Indonesia, and Korea Gas Corporation (KGC), a LNG customer, were held in late March of this year. As a result of these meetings, the effect on the IJV will be the
                 UNIMAR COMPANY AND SUBSIDIARIES

             MANAGEMENT?S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONT'D)

deferral of four gross cargo commitments from 1998 until the year 2000 and an additional four gross cargo reduction from KGC?s exercise of a downward flexibility provision in its contracts. The effect of this eight-cargo reduction will not have a material impact on the Company's profit or cash flow for the year. Subsequent to the meetings in March, a request for additional cargo relief was made by KGC but rejected by PERTAMINA.

  Production costs for the first half of 1998 decreased by approximately $3 million as compared to the corresponding period in 1997 primarily due to favorable exchange rates on IJV expenditures denominated in the Indonesian currency and non-recurring prior year costs associated with the Operator's business process reengineering plan. Depletion, depreciation and amortization charges decreased by approximately $2 million as compared to the first half of 1997, due to the lower overall level of production. General and administrative expenses were lower in the first half of 1997 as compared to the corresponding six months in 1996 due to the reversal of a provision not required.

  Income taxes were $29 million for the first half of 1998, as compared to $53 million for the same period in 1997. This decrease was primarily due to lower taxable revenues. The effective tax rate was 65 percent for both of the six-month periods. This rate is the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company's activities, which are not deductible in the partnership for Indonesian tax purposes.

  The discussion of the Company's business and operations in this report includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating, political and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

Year 2000

  The year 2000 issue relates to computer programs being written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. In 1997, the Company successfully installed an accounting system, its only significant processing system, which is year 2000 compliant.
Also in 1997, VICO, as Operator, completed an assessment of its year 2000 issues. VICO is in the process of converting to systems which are year 2000 compliant and has initiated formal communications with all of its significant suppliers, vendors and customers in Indonesia to determine their year 2000 readiness. While VICO expects to resolve its year 2000 issues substantially through the replacement and upgrades of software, there can be no guarantee that the systems of other companies on which VICO depends will be timely converted or that the failure of another company to convert, or a conversion which is not compatible with the VICO system, would not have a material adverse effect on VICO and, therefore, the Company.

                 UNIMAR COMPANY AND SUBSIDIARIES



PART II.  OTHER INFORMATION


ITEM 5. Other Events
        ------------
        On June 29, 1998, Atlantic Richfield Company (ARCO) announced the completion of the merger of a subsidiary of ARCO into Union Texas Petroleum Holdings, Inc. (Union Texas). Pursuant to this merger, Union Texas is now a wholly-owned subsidiary of ARCO.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

        (27)-1- Financial Data Schedule for the six months ended June 30, 1998.

        (b)  Reports on Form 8-K

             None.
                 UNIMAR COMPANY AND SUBSIDIARIES



                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNIMAR COMPANY



                               By:  /S/ Linda A. Kubecka
                                   ---------------------------
                                    Linda A. Kubecka
                                    (Principal financial officer
                                    and the officer duly
                                    authorized to sign on behalf
                                    of the registrant.)


DATE:  August 12, 1998
       ---------------