Form 10-Q
period 1998-09-30
UNIMAR CO
filed 1998-11-16
CIK 752290

UNIMAR COMPANY

                       TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

   ITEM 1.Financial Statements

        Condensed Consolidated Statements of Earnings for the
        Three Months and Nine Months ended September 30, 1998
        and September 30, 1997                                ..1

        Condensed Consolidated Balance Sheets
           as of September 30, 1998 and December 31, 1997     ..2

        Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1998 and
           September 30, 1997
                                                              ..3

        Notes to Condensed Consolidated Financial Statements
           as of September 30, 1998                           ..4


   ITEM 2.Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 ..6


PART II.  OTHER INFORMATION

   ITEM 5.Other Events                                        .11

   ITEM 6.Exhibits and Reports on Form 8-K                    .11


SIGNATURE                                                        12

                PART I.   FINANCIAL INFORMATION

                UNIMAR COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (THOUSANDS OF DOLLARS)
                          (UNAUDITED)

                             THREE MONTHS ENDED  NINE MONTHS ENDED
                               SEPTEMBER 30,       SEPTEMBER 30,
                               1998    1997        1998     1997
                              ------    -----     ------    -----

Oil and gas production
    Revenues                      $31,587   $48,810       $106,169        $
165,135

Production     costs                    4,902       6,932            14,548
19,332
Depletion, depreciation and
       amortization                     10,522      10,521           29,844
32,034
Exploration costs including
    dry   holes                       (115)                  854        809
1,166
                              ------- -------     ------   --------

Operating     profit                   16,278      30,503            60,968
112,603


General and administrative
       expenses                           137          248              298
792
Other income                    (897)     (64)        (911)   (267)
                              ------  -------     ------  --------
Earnings    before    income   taxes     17,038      30,319          61,581
112,078

Income tax expense (benefit)
        Current                         9,912       23,232           41,108
80,074
    Deferred                    (17,573)              (1,931)      (19,732)
(5,794)
                                    (7,661)       21,301             21,376
74,280
                              ------  -------     ------  --------
Net   earnings                    $24,699    $9,018        $40,205        $
37,798
                              =======  ======      ======= =======

See accompanying Notes to Condensed Consolidated Financial Statements.
                      UNIMAR COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF DOLLARS)

                                     SEPTEMBER 30, DECEMBER 31,
                                          1998         1997
                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents              $  7,828     $ 4,454
  Accounts receivable                       7,575       8,670
  Inventories                               8,468       8,275
  Other current assets                      3,293       1,999
                                         -------      -------
     Total current assets                  27,164      23,398

Property, plant and equipment, at cost:
  Oil and gas properties
  (successful efforts method)           1,111,161         1,097,568
  Other                                     2,453       2,348
                                         --------     -------
                                        1,113,614    1,099,916

  Less:  accumulated depreciation
    and depletion                         793,140     763,151
                                         --------     -------
       Net property, plant and equipment  320,474     336,765

Other assets                                2,169       3,191
                                           ------     -------
                                         $349,807    $363,354
                                         ========     ========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                       $    138     $   752
  Advances from joint venture partners      4,308       2,637
  Accrued liabilities                      13,496      14,138
  Income and other taxes                    5,667      14,035
                                         -------      --------
     Total current liabilities             23,609      31,562

Deferred income taxes                     123,591     148,135
Other liabilities                          16,852      16,107

Partners' capital                         265,755     247,550
  Less:  demand notes receivable           80,000      80,000
                                         -------      --------
                                          185,755     167,550
                                           ------     -------
Commitments and Contingencies

                                         $349,807     $363,354
                                           ======     ========

See accompanying Notes to Condensed Consolidated Financial Statements.
                UNIMAR COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (THOUSANDS OF DOLLARS)
                          (UNAUDITED)

                                              NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                               1998       1997
Operating activities:
Net earnings                                  $40,205  $37,798
Adjustments to reconcile to net cash
  provided by operating activities:
  Depletion, depreciation and amortization    29,989    32,214
  Deferred income taxes                      (19,732)   (5,794)
  Exploratory dry hole costs                       6       383
  Gain on sale of assets                       (890)      --
  Changes in working capital and other        (8,249)   (7,096)
                                              ------    ------
Net cash provided by operating activities     41,329    57,505
                                              ------    ------
Investment activities:
  Capital expenditures                       (18,526)  (19,493)
  Proceeds from sale of assets                   900      --
                                              -----     -----
Net cash used in investing activities        (17,626)   (19,493)
                                              ------    ------
Financing activities:
  Capital contributions                       9,600     17,600
  Capital distributions                     (31,600    (54,000)
                                              -----     ------
Net cash used in financing activities        (22,000)   (36,400)
                                              -----     -------
Increase in advances from joint venture
 Partners                                      1,671             869
                                              -----       ----
Net increase in cash and cash equivalents     3,374      2,481

Cash and cash equivalents at beginning of
  period                                       4,454     3,274
                                              ------    ------
Cash and cash equivalents at end of period    $7,828    $5,755
                                              ======    ======


Supplemental cash flow disclosure:

IPU distributions paid                        $11,210   $19,617
                                              =======   =======
Income taxes paid                             $49,476   $87,516
                                              =======   =======

See accompanying Notes to Condensed Consolidated Financial Statements.
                      UNIMAR COMPANY AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998
                                (UNAUDITED)


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

(3)  The table below outlines the calculation of the Indonesian
  Participating Unit (IPU) participation payment for the third quarter of
  1998.
                                                    1998
                                                Third quarter
                                           (Thousands of dollars)

  Positive cash flow:
    Gas receipts                                 $27,606
    Oil and condensate receipts                   8,842
    Other non-revenue cash receipts from the
      Joint Venture                               2,072
                                                  ------

     Total positive cash flow                      38,520
                                                   ------
  Cash outflows:
    Expenditures to the Joint Venture            13,556
    Indonesian income taxes                       10,662
                                                  -------
     Total cash outflows                           24,218
                                                   ------
  Net positive cash flow from 23.125% interest
    in the Joint Venture                          $14,302
                                                  =======
  Net cash flow for the benefit of the IPU holders*
                                                   $3,449
                                                   ======
  Participation Payment per IPU*                    $0.32
                                                   =====

    * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of September 30, 1998, there were 10,778,590 IPUs issued and outstanding.

                UNIMAR COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 1998
                          (UNAUDITED)

(4) The original Production Sharing Contract (PSC) between the IJV and Pertamina expired on August 7, 1998 after a 30-year period. The amended and extended PSC became effective on August 8, 1998 for an additional 20-year period. Under terms of the extended PSC, the IJV's after-tax share of gas has been reduced from 35 percent to 30 percent (or 25 percent for certain contracts), while the IJV's after-tax share of oil remains unchanged at 15 percent; the applicable Indonesian tax rate for gas and oil has been reduced from 56 percent to 48 percent. As a result of this change in income tax rate, the Company recorded a reduction in its deferred Indonesian income tax liability of $25 million, a reduction in property, plant & equipment of $5 million, and a deferred income tax benefit of $20 million in the third quarter of 1998. Remaining temporary tax differences will reverse in future periods at the lower Indonesian tax rate.

(5) In June 1997, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards (?SFAS?) No. 130, ?Reporting Comprehensive Income.? This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998. The Company?s comprehensive income for the first nine months of 1998 is as follows:

                                       Nine months ended September 30,
                                                1998      1997
                                              -----      -----
  Net income                                 $40,205    $37,689

  Other comprehensive income:
    Minimum pension liability adjustment          --        109
                                             --------   -------
  Comprehensive income                       $40,205    $37,798
                                              =====      =====

  Adoption of SFAS No. 130 had no impact on Partners' Capital in the first nine months of 1998.
(6) In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. The Company will adopt the provisions of SFAS No. 131 during 1998. As SFAS No. 131 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.


(7) In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.



                      UNIMAR COMPANY AND SUBSIDIARIES

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1997 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations amounted to $41 million for the nine months ended September 30, 1998, as compared to $58 million for the same period in 1997. The decrease primarily resulted from lower sales prices and lower LNG volumes. Capital expenditures of $19 million were spent primarily on continued development activities in the Indonesian Joint Venture (IJV).
Net distributions to the partners for the first nine months of 1998 were $22 million (nine months 1997, $36 million).

     The original Production Sharing Contract (PSC) between the IJV and Pertamina expired on August 7, 1998 after a 30-year period. The amended and extended PSC became effective on August 8, 1998 for an additional 20-year period. Under terms of the extended PSC, the IJV's after-tax share of gas has been reduced from 35 percent to 30 percent (or 25 percent for certain contracts), while the IJV's after-tax share of oil remains unchanged at 15 percent; the applicable Indonesian tax rate for gas and oil has been reduced from 56 percent to 48 percent.

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


                      UNIMAR COMPANY AND SUBSIDIARIES

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Quarter  ended  September 30, 1998 compared to Quarter ended September  30,
1997
---------------------------------------------------------------------------
  Net earnings were $25 million for the third quarter of 1998, as compared to $9 million for the third quarter of 1997. The $16 million increase in net earnings was primarily the result of a $20 million deferred income tax credit caused by a change in the Indonesian tax rates under the amended and extended PSC which became effective on August 8, 1998 (see Liquidity and Capital Resources). Operationally, lower current taxes, lower production costs and an increase in other income partially offset lower total revenues.

  Revenues were $32 million for the third quarter of 1998, as compared to $49 million for the same quarter last year. Of the overall decrease in revenues, approximately 65 percent resulted from lower realized prices and the remaining 35 percent resulted primarily from lower gas sales volumes. The weighted average crude oil basket price used to determine LNG prices was $12.47 per barrel for the third quarter of this year, or $5.61 per barrel lower than in the corresponding 1997 quarter. As a result, the average price received for LNG during the third quarter of 1998 decreased $0.80 per million BTUs to $2.11 per million BTUs. The average realized crude oil price in the third quarter of 1998 was $13.15 per barrel, as compared to $18.24 per barrel in the corresponding 1997 quarter. The prices received by the Company for its products have reflected the declining trend in world wide crude oil prices which has occurred during this year.

  The IJV's share of LNG sold during the third quarter of 1998 was 56 trillion BTUs (18.9 net equivalent cargoes), approximately 19 percent lower
                      UNIMAR COMPANY AND SUBSIDIARIES

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONT'D)

than the 1997 third quarter volumes of 68 trillion BTUs (23.2 net equivalent cargoes). Crude oil volumes net to the Company increased by 193 thousand barrels to 666 thousand barrels. Because of reduced oil prices, the IJV's share of oil volumes increased to enable cost recovery of certain expenditures.

  Production costs for the third quarter of 1998 decreased by $2 million as compared to the corresponding quarter in 1997 primarily due to favorable exchange rates on IJV expenditures denominated in the Indonesian currency and non-recurring prior year costs associated with the Operator's business process reengineering plan. Exploration costs decreased by $1 million, reflecting a reduction in exploration activity in the third quarter of 1998. Other income increased by approximately $1 million, due to a gain recorded on the sale of an interest in certain mining claims in Alaska.

  Income taxes were a credit of $8 million for the third quarter of 1998, as compared to a $21 million expense for the same quarter in 1997. The decrease in current taxes was due to lower taxable revenues as well as the reduction in the Indonesian tax rate under the extended PSC (see Liquidity and Capital Resources). The deferred tax credit of $18 million was primarily due to the Indonesian tax rate reduction from 56 percent to 48 percent, which occurred on August 8, 1998. This lower tax rate resulted in a decrease in the Company's deferred Indonesian tax liability since remaining temporary tax differences will reverse in future periods at the lower Indonesian tax rate.

Nine Months ended September 30, 1998 compared to Nine Months ended
------------------------------------------------------------------
September 30, 1997
------------------
  Net earnings were $40 million for the first nine months of 1998, as compared to $38 million for the first nine months of 1997. The $2 million increase in net earnings included the effect of a $20 million deferred income tax credit caused by a change in the Indonesian tax rates under the amended and extended PSC which became effective on August 8, 1998 (see Note 4 to the Condensed Consolidated Financial Statements). Operationally, lower overall revenues were partially offset by lower current taxes, lower production costs, lower depletion, and an increase in other income.
                      UNIMAR COMPANY AND SUBSIDIARIES

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONT'D)

Revenues were $106 million for the first nine months of 1998, as compared to $165 million for the same period last year. Of the overall decrease in revenues, approximately 66 percent resulted from lower realized prices and the remaining 34 percent resulted primarily from lower gas sales volumes. The weighted average crude oil basket price used to determine LNG prices was $13.54 per barrel for the first nine months of this year, or $6.41 per barrel lower than in the corresponding 1997 period. As a result, the average price received for LNG during the first nine months of 1998 decreased $0.95 per million BTUs to $2.26 per million BTUs. The average realized crude oil price in the first nine months of 1998 was $13.80 per barrel, as compared to $19.64 per barrel in the corresponding 1997 period. The prices received by the Company for its products have reflected the declining trend in world wide crude oil prices which has occurred during this year.

  The IJV's share of LNG sold during the first nine months of 1998 was 173 trillion BTUs (58.7 net equivalent cargoes), approximately 18 percent lower than the 1997 first nine month volumes of 212 trillion BTUs (72.0 net equivalent cargoes). Crude oil volumes net to the Company increased by 474 thousand barrels to 1.8 million barrels. Because of reduced oil prices, the IJV's share of oil volumes increased to enable cost recovery of certain expenditures.

   The IJV's share of LNG shipments for 1998 is expected to decline by about 20 percent as compared to 1997. The primary reasons for this decline are the phase-out of the original 1973 LNG Sales Contract in which the IJV had a higher participation interest, a reduction in the IJV's share of gas under the extended PSC, and revisions to the LNG deliveries planned for the year.

  One of the LNG customers, Korea Gas Corporation (KGC), has fully utilized its contractual provision for downward flexibility (also known as rounding down of volumes). In March of 1998, KGC further agreed with Pertamina, the state petroleum enterprise of Indonesia, to reschedule certain of its 1998 cargo commitments into the year 2000. Subsequently, KGC requested an additional cargo reduction and in fact has not taken delivery of these contractual cargoes. Both the Korea II LNG Sales Contract and the Badak V Sales Contract, for which KGC is the LNG buyer,
                      UNIMAR COMPANY AND SUBSIDIARIES

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONT'D)

contain take-or-pay provisions. In continuing negotiations, Pertamina has proposed a pricing settlement for KGC to pay an incremental amount on each Korea II cargo delivered between the years 1999 and 2014 for each 1998 cargo not taken while KGC has proposed a volumetric settlement over similar years. The Company is continuing to monitor this situation but does not expect that this total reduction of twelve gross cargoes will have a material impact on its 1998 earnings.

  Production costs for the first nine months of 1998 decreased by approximately $5 million as compared to the corresponding period in 1997 due primarily to favorable exchange rates on IJV expenditures denominated in the Indonesian currency and non-recurring prior year costs associated with the Operator's business process reengineering plan. Depletion, depreciation and amortization charges decreased by $2 million as compared to the first nine months of 1997, due to the lower overall level of production. Other income increased by approximately $1 million, due to a gain recorded on the sale of an interest in certain mining claims in Alaska.

  Income taxes were $21 million for the first nine months of 1998, as compared to $74 million for the same period in 1997. The decrease in current taxes was due to lower taxable revenues as well as the reduction in the Indonesian tax rate under the extended PSC (see Liquidity and Capital Resources). The deferred tax credit of $20 million was primarily due to the Indonesian tax rate reduction from 56 percent to 48 percent, which occurred on August 8, 1998 pursuant to the extended PSC. This lower tax rate resulted in a decrease in the Company's deferred Indonesian tax liability since remaining temporary tax differences will reverse in future periods at the lower Indonesian tax rate.


YEAR 2000 ISSUE

The year 2000 issue ("Y2K") relates to computer programs and embedded computer chips having two digits rather than four to define the applicable year. Computer programs or equipment having date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. The Company's most significant Y2K risk is through its subsidiary, Virginia Indonesia
                      UNIMAR COMPANY AND SUBSIDIARIES

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (CONT'D)

Company ("VICO"), as Operator of the IJV. VICO has a comprehensive Y2K Program that was initiated in May of 1997 and has appointed a special task force ("the Y2K Team") to identify, assess and develop remediation plans for both internal and external Y2K problems. The Y2K Team reports regularly to VICO's Board of Directors and has the authority and resources to carry out its directive.

  The Y2K Team has been evaluating all internal date-sensitive systems and equipment critical to the organization. The assessment phase of the Program includes ranking those items considered to be of low, medium and high importance according to their individual impact on the IJV's business, safety and the environment. Both information technology and embedded processors (East Kalimantan field control facilities, etc.) are being analyzed. Special emphasis has been given to control systems at the East Kalimantan field facilities. For all those items identified with Y2K problems, remedial action plans are being developed. The remedial planning phase of the Project will be completed by the end of 1998. Remedial plans for some items are currently underway, as outlined below.

  With the assistance of an outside consulting firm, VICO is converting its
finance and accounting systems to a year 2000 compliant system.   The
system is scheduled to become fully operational in June of 1999. Discussions with vendors of pre-packaged software critical to payroll, human resources and seismic applications have resulted in written assurances from most of the vendors that year 2000 compliant replacement software will be provided before the end of June 1999. The Y2K Team will monitor each of these situations.

  The Y2K Team is assessing third-party risk to VICO (and the IJV) and preparing the appropriate remediation plans. This phase is about 30 percent complete. Third-party risk can be segregated into two areas - the Production Chain and Other Services. The Production Chain includes the Bontang LNG plant, the Santan oil terminal (operated by UNOCAL Indonesia Company), the vessels taking deliveries of oil and gas, and the buyers' receiving terminals. VICO has already performed two reviews of the Y2K program at the Bontang LNG plant and will provide additional
                      UNIMAR COMPANY AND SUBSIDIARIES

                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (CONT'D)

instrumentation experts to the plant to assist in its remediation plans. Pertamina is assisting VICO and other PSCs in verifying the Y2K compliance of all vessels and receiving terminals. Other Services includes various third-party service providers and suppliers. The Y2K Team is currently preparing a list that identifies all critical other third parties and will use information already collected by one of its parent companies (Atlantic Richfield Company) on third parties common to both.

The Y2K Team will begin to prepare a detailed contingency plan in April  of
1999.   This  plan  will be continually updated throughout  1999  and  will include the following:

       Pre-year 2000 actions to mitigate the impact of Y2K problems, should they appear;
       Daily plans for critical Y2K dates;
       Detailed business recovery plans for various Y2K failure scenarios;
       and;
       Staff and other resources required for Y2K.

  The costs to address Y2K are estimated to be around $4 million and are funded out of IJV operating cash flows. The IJV is entitled to cost recover these expenditures as incurred.

  The Y2K Program is expected to significantly reduce the level of uncertainties about the Year 2000 problems to the Company and the IJV. The Company believes that with the implementation of new business systems and the timely completion of the Y2K Program, the possibility of significant
interruptions in normal operations should be reduced.   However, if any
material Year 2000 problems are not properly corrected, particularly any for which the Company has no control, there can be no assurance that this will not have a material impact on the results of operation, liquidity and financial condition of the Company and on the interests held by other partners in the IJV.

FORWARD LOOKING STATEMENTS

  The discussion of the Company's business and operations in this report, and its discussion regarding the Year 2000 Issue, include in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating, political and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including those described in this report. Such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.
                      UNIMAR COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION


Item 5. Other Events
        ------------
        None.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

        (27)-1-  Financial   Data  Schedule  for  the  nine  months   ended
                 September 30, 1998.

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


DATE:  November 16, 1998