Form 10-K405
period 1998-12-31
UNIMAR CO
filed 1999-03-19
CIK 752290

-------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              -------------
                                FORM 10-K

 [ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 1998
                                    OR
 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
 For The Transition Period From __________to__________

                      Commission File Number 1-8791

                              UNIMAR COMPANY
          (Exact name of Registrant as specified in its charter)

              TEXAS                                 76-0108240
   (State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)             Identification No.)

 1000 LOUISIANA, SUITE 1300, HOUSTON, TEXAS           77002
 (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code: (713) 754-6650
       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                             NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                       WHICH REGISTERED
       -------------------                       ---------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Unimar Company is a general partnership between subsidiaries of Atlantic Richfield Company and LASMO plc.



    -------------------------------------------------------------------------
        PART I
ITEM 1.  BUSINESS
 ----------------
GENERAL

     Unimar Company (the Company) was organized as a general partnership in 1984 under the Texas Uniform Partnership Act. Its partners are:

     - Unistar, Inc. (Unistar), a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc. (UTPH). On June 29, 1998, UTPH became a wholly owned subsidiary of Atlantic Richfield Company (ARCO), also a Delaware corporation, and

     - LASMO Oil & Gas, Inc. (LOGI), a Delaware corporation and an indirect wholly owned subsidiary of LASMO plc (LASMO), a public limited company organized under the laws of England. LASMO (Ustar), Inc., the previous LASMO partner, was merged into LOGI on September 14, 1998.

     On September 25, 1984, the Company issued Indonesian Participating Units
(IPUs) as part of the acquisition of ENSTAR Corporation (Enstar). The IPUs were issued with a 15-year life and will expire on September 25, 1999 at no value. Each IPU entitles the holder to participate in a specified percentage of the Company's Net Cash Flow on a quarterly basis until September 25, 1999 when the IPUs will expire. The IPUs are currently traded on the American Stock Exchange under the symbol UMR and will be delisted in connection with their expiration. See "The Company's Indonesian Participating Units" below. The Company anticipates that it will not continue as a reporting company under the Securities Exchange Act of 1934 after the expiration of the IPUs.

     The Company's sole business is its ownership of Enstar. Through Enstar's wholly owned subsidiaries, Virginia International Company (VIC) and Virginia Indonesia Company (VICO), the Company has a 23.125 percent working interest in, and is the operator of, a joint venture (Joint Venture) for the exploration, development and production of oil and natural gas (gas) in East Kalimantan, Indonesia, under a Production Sharing Contract (PSC) with Perusahaan Pertambangan Minyak dan Gas Bumi Negara (PERTAMINA), the state petroleum enterprise of the Republic of Indonesia. The majority of the revenue from this Joint Venture is from the sale of liquefied natural gas (LNG). Currently, the LNG is sold to utility and industrial companies in Japan, Taiwan and South Korea. See "The Joint Venture" below.

     The principal executive offices of the Company are at 1000 Louisiana, Suite 1300, Houston, Texas 77002 and its telephone number is 713-754-6650. A Management Board consisting of six members, three appointed by each partner, exercises management, budgeting and financial control of the Company. As of December 31, 1998, VICO, in its capacity as the Joint Venture operator, had approximately 1,600 employees in the United States (U.S.) and Indonesia. The Company does not have any other employees. All aspects of the Company's business that are not associated with the operatorship of the Joint Venture such as legal, accounting, tax, and other management functions are supplied either by VICO or employees of the partners in accordance with management and service agreements.

     In September 1998, VICO's U.S.-based position of Chief Executive Officer
(CEO) and the Jakarta-based position of President were consolidated into the position of President and CEO, stationed in Jakarta. With the transfer of executive management oversight to Jakarta, the VICO Board of Directors has approved a plan to close the VICO U.S.-based office by September 30, 1999. The functions currently provided by the 50 employees of VICO's U.S. office will be transferred to the Jakarta office, to a parent company, outsourced or eliminated.

     The Company can give no assurance to the future trend of its business and earnings or to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons, and the demand for petroleum products. The Company's business could be materially affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiation of contracts with foreign governments or customers, currency exchange and repatriation losses, taxes, litigation, the competitive environment, and international economic and political developments such as the Asian economic crisis and actions of members of the Organization of Petroleum Exporting Countries (OPEC). See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

THE COMPANY'S INDONESIAN PARTICIPATING UNITS

     On September 25, 1984, as part of the acquisition of Enstar, the Company issued one IPU for each outstanding share of Enstar common stock and seven IPUs for each outstanding share of Enstar Convertible Preferred Stock, Series A. The IPUs were issued with a 15-year life and will expire on September 25, 1999 at no value. The Indenture between the Company and Bank of New York (formerly Irving Trust Company) as trustee dated September 25, 1984 sets forth the terms of the IPUs and the actions to be taken by the Company and the trustee with respect to the IPUs. See the discussion below for more information on the effects of the expiration of the IPUs and the delisting of the IPUs upon their expiration.

     Each IPU entitles the holder of record to receive a quarterly payment (Participation Payment) of a percentage of the Company's Net Cash Flow (as defined in the Indenture and described below). The Participation Payment for any quarterly period is equal to the product of:

(a)a fraction, the numerator of which is 1 and the denominator of which is equal to the number of IPUs outstanding on the last business day of each quarterly period, multiplied by

(b)the amount by which cumulative Net Cash Flow (as described below) through the end of each quarterly period exceeds the aggregate amount of all preceding Participation Payments in respect of all IPUs. If Net Cash Flow is zero or negative for any quarterly period, no Participation Payment for that quarter will be made.

     The amount of Net Cash Flow for any quarterly period is equal to the product of:

(a)a fraction, the numerator of which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator of 14,077,747, multiplied by

(b)32 percent of

   (i)all cash actually received in the U.S. by VIC and VICO (for purposes hereof, the Special Subsidiaries) during each quarterly period from their aggregate 23.125 percent interest in the Joint Venture (or actually received by them outside the U.S. if they voluntarily elect not to repatriate such cash), minus

   (ii) the sum of the aggregate amount of all accruals or expenditures made by the Special Subsidiaries during such quarterly period as a result of their interest in the Joint Venture, foreign or domestic taxes paid by the Special Subsidiaries, any award, judgment or settlement and related legal fees incurred by the Special Subsidiaries, certain operating expenses incurred by the Special Subsidiaries, and the amortization of capitalized advances made by the Special Subsidiaries for certain major capital expenditures, together with interest thereon.

     Due to the expiration of the IPUs on September 25, 1999, there are only three remaining quarterly periods with respect to which holders of IPUs will be entitled to Participation Payments on the IPUs. The Indenture provides that the last quarterly period runs from July 1, 1999 through September 25, 1999, the expiration date of the IPUs. With respect to the last quarterly period, Net Cash Flow will be calculated for the month of September 1999 and that amount will be prorated for the 25 days of September included in the last quarterly period by multiplying the per day net Cash Flow based on the 30 days in September by the 25 days in the quarterly period. This method of calculating Net Cash Flow with respect to the last quarterly period is required by the Indenture.

     As a general rule, the Participation Payments for any quarterly period are paid 60 days in arrears to holders of record 45 days after the last day of the quarterly period. However, the Indenture provides that the record date for the last quarterly period will be the expiration date. Since September 25, 1999 is a Saturday, the record date for the last quarterly period will be the preceding business day, Friday, September 24, 1999. The Participation Payment for the last quarterly period will be paid 60 days following the expiration date, which is Wednesday, November 24, 1999.


As discussed above, the following dates apply to the last three Participation
Payments:

         Quarterly  Period      Record Date        Payment Date
         -----------------     -----------         ------------
        Jan. 1 - Mar. 31, 1999  May 14, 1999        May 31, 1999
        Apr. 1 - Jun. 30, 1999  Aug. 13, 1999       Aug. 30, 1999
        Jul. 1 - Sep. 25, 1999  Sep. 24, 1999       Nov. 24, 1999

     Participation Payments of less than $0.01 per IPU for any quarterly period will be accumulated and paid when Participation Payments in any succeeding quarter, together with previously unpaid amounts, exceed $0.01 per IPU. Notwithstanding the foregoing, any remaining Participation Payment will be made with respect to the final quarterly period, whether or not the Participation Payment is less than $0.01 per IPU.

(A)  MARKET INFORMATION

     The Company's IPUs are listed for trading on the American Stock Exchange under the symbol UMR. The IPUs will be delisted by the American Stock Exchange in connection with their expiration. The reported high and low sales prices of the IPUs for the last two years on a quarterly basis were:

                   INDONESIAN PARTICIPATING UNIT PRICE RANGES
                                 (U. S. DOLLARS)

                 1ST QTR   2ND QTR    3RD QTR     4TH QTR
                 -------   -------    -------     -------
       1998
       ----
       High      2-5/16      2-1/8      1-5/8       1-1/8
       Low       1-9/16     1-7/16        5/8        9/16


                 1ST QTR    2ND QTR    3RD QTR     4TH QTR
                 -------    -------    -------     -------
       1997
       ----
       High      5-5/16      5-1/4      5-1/8     4-13/16
       Low        4-3/8     4-7/16      4-1/2       1-3/4

       Source of prices: American Stock Exchange

(B)  HOLDERS

     As of February 12, 1999, 10,778,590 IPUs were outstanding and held by 3,157 holders of record.

(C)  PAYMENTS PER INDONESIAN PARTICIPATING UNIT

                                                  U. S. DOLLAR
          1998 PERIOD         PAYMENT DATE        PAYMENT
          ----------          -----------         ------
          First Quarter       June 1, 1998          0.44
          Second Quarter      August 31, 1998       0.19
          Third Quarter       November 30, 1998     0.32
          Fourth Quarter      March 1, 1999         0.29

                                                  U. S. Dollar
          1997 Period         Payment Date        Payment
          -----------         -----------          ------
          First Quarter       May 30, 1997          0.69
          Second Quarter      August 29, 1997       0.49
          Third Quarter       December 1, 1997      0.32
          Fourth Quarter      March 2, 1998         0.41

BUSINESS

THE JOINT VENTURE

     The Joint Venture participants are VIC (15.625%), VICO (7.5%), LASMO Sanga Sanga Limited (an indirect subsidiary of LASMO) (26.25%), Union Texas East Kalimantan Limited (an indirect subsidiary of ARCO) (26.25%), and Universe Gas & Oil Company, Inc. (a subsidiary of a consortium led by Japan Petroleum Exploration Co., Ltd.) (4.375%). In addition, Opicoil Houston, Inc. (an affiliate of the Chinese Petroleum Corporation) holds a 16.67 percent equity interest and a 20 percent voting interest, with the remaining 3.33 percent non-voting equity interest held by assignees of Opicoil Houston, Inc. VICO in its capacity as the Joint Venture operator conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants. The vote of participants holding 66-2/3 percent of the total ownership is generally required for approval of significant matters pertaining to the Joint Venture.

TERMS OF PRODUCTION SHARING CONTRACT

     Under a PSC with PERTAMINA that was amended and extended in 1990 until August 7, 2018, the Joint Venture is authorized to explore for, develop, and produce petroleum reserves in an approximate one million acre area in East Kalimantan (East Kalimantan Contract Area). In accordance with the requirements of the PSC, in each of the years 1991, 1994 and 1998, the Joint Venture selectively relinquished approximately 10 percent of the PSC area. The Joint Venture must relinquish a further 10 percent of the PSC area by December 31, 2000, 15 percent by December 31, 2002, and 15 percent by December 31, 2004. However, the Joint Venture is not required to relinquish any of the PSC area in which oil or gas is being produced.

     Under the PSC, the Joint Venture participants are entitled to recover cumulative operating and certain capital costs out of the crude oil, condensate and gas produced each year and to receive a share of the remaining crude oil and condensate production and a share of the remaining revenues from the sale of gas on an after-Indonesian tax basis. The method of recovery of capital costs is a system of depreciation and amortization that is similar to U.S. tax accounting methods.

     The share of revenues from the sale of gas, excluding cost recovery, through August 7, 1998 was 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to PERTAMINA. The split after August 7, 1998 is 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to PERTAMINA for gas sales under the 1981 LNG Sales Contract and extensions, Korean carryover quantities and the liquefied petroleum gas (LPG) Sales Contracts, to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields. For the gas used to fulfill a portion of the three year extension (August 8, 1998 - 1999) and the eleven-year extension (2000 - 2010) to the 1973 LNG Sales Contract that is supplied from the Badak or Nilam fields, 41.655 percent of such gas shall be split 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to PERTAMINA, with the remaining gas supplying this extension to be split 30 percent to the Joint Venture after Indonesian income taxes and 70 percent to PERTAMINA. All other LNG and LPG sales contract revenues after August 7, 1998 will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to PERTAMINA.

     Based on current and projected oil production, the revenue split from oil sales, excluding cost recovery, through August 7, 2018 will be 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to PERTAMINA. These revenue splits are based on Indonesian income tax rates of 56 percent through August 7, 1998 and 48 percent thereafter.

     In addition, the Joint Venture is required to sell one-fourth of its equity share of total oil and condensate production from the contract area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel (bbl) with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP) for that field. In 1997, the Joint Venture received new field incentive status for its Beras field following the completion of a pipeline between the Mutiara and Nilam fields. These incentives included a sixty-month domestic obligation holiday beginning in 1998 for the production from Beras in excess of 9,000 barrels of oil per day from the total production of the Mutiara, Pamaguan and Beras fields. The participants' remaining oil and condensate production is generally sold in world markets.

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

EXPLORATION AND DEVELOPMENT

     From inception in 1972 up to and including December 31, 1998, the following wells were drilled in the East Kalimantan Contract Area:

                 TOTAL       COMPLETED/
     FIELD       WELLS       PRODUCTIVE    DRY    SUSPENDED
     LOCATION   DRILLED        WELLS      HOLES      WELLS
     --------   -------    --------------- -------------------
     Badak        189           179          7        3
     Nilam        180           180          -        -
     Semberah      63            57          4        2
     Mutiara       61            53          7        1
     Beras          2             2          -        -
     Pamaguan      32            26          6        -
     Wailawi        6             6          -        -
     Other         47             6         32        9
                  ---         -----         --       --
     Totals       580           509         56       15
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

DEVELOPMENT OR FIELD EXTENSION DRILLING

                                     COMPLETED
                     WELLS       FOR         FOR        FOR DUAL
       YEAR         DRILLED      GAS         OIL       OIL & GAS
       ----         -------      ---         ---       ---------
       1996          6            2           2            2
       1997          7            -           2            5
       1998          9            4           3            2

     Of 509 completed wells in the East Kalimantan Contract Area, approximately 292 contain more than one completion in the same borehole. There were no wells in progress at December 31, 1998 nor were there any exploratory wells drilled during the year.

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

                                         YEARS ENDED DECEMBER 31,
                                 ---------------------------------------
                                 1998          1997           1996
                                 ----          ----           ----

Gross LNG Sales (mmcf) (a)     776,426        716,734        710,988

Company's Share of PSC LNG Sales
  (mmcf)                        62,134         70,540         86,254

Company 's Sales Price per mcf
  (b)                            $2.51          $3.45          $3.49

Company's Share of PSC
  Production Cost per mcf        $0.13          $0.18          $0.14

(a)Represents the volumes of LNG delivered and sold to purchasers which is measured by its British Thermal Unit (btu) content and, for purposes of this table, has been converted to mmcf equivalents based on a ratio of approximately 1.107 billion btus (bbtus) per 1 mmcf of gas. Gross LNG Sales includes production attributable to UNOCAL Indonesia Company, the Total Group and PERTAMINA. The term "mmcf" refers to 1,000,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

(b)The sales price is based on the average sales price (excluding transportation) per mmbtu of LNG received by PERTAMINA. The term "mmbtu" refers to 1,000,000 British Thermal Units. The sales price per mmbtu has been converted to a price per mcf based on the conversion ratio referred to in note (a) above. The term "mcf" refers to 1,000 cubic feet of gas measured at 60 degrees Fahrenheit and 14.7 pounds per square inch of pressure.

     The Company's production costs are small in relation to its revenues because the Joint Venture's revenues under the LNG contracts are net of costs associated with transporting and converting the gas to LNG and shipping the LNG to the purchasers. Costs incurred to operate and maintain wells and related equipment and field facilities are considered to be production costs.

     During 1998, the Company's share of the Joint Venture's expenditures was approximately $46 million, comprised of $27 million of development expenditures, $16 million of operating costs, $1 million of exploration expenditures, and $2 million of working capital. In 1999, the Company's share of the Joint Venture's expenditures is expected to total $60 million. The 1999 budgeted expenditures reflect continued development activities in all fields to maintain gas deliverability and to continue the 3-D seismic program primarily in the Badak field.

RESERVES

     The Company files no reports which include estimates of oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

     The estimated proved reserves of gas and of oil and condensate as of December 31 for the last four years attributable to the Joint Venture's interest in the PSC in the East Kalimantan Contract Area were prepared by petroleum engineers employed by LASMO, an affiliate of LOGI. Gross proved field reserves were:

                                CRUDE OIL AND
                                CONDENSATE                GAS
                                (000's bbls)           (Dry mmcfs)
                                ------------           -----------
   December 31, 1995            196,892               6,636,127
   December 31, 1996            217,392               6,118,180
   December 31, 1997            228,342               5,818,935
   December 31, 1998            211,017               5,488,140*

   * equivalent to approximately 6,075 trillion btus.

     THE JOINT VENTURE, AND THUS THE COMPANY, HAS NO OWNERSHIP INTEREST IN OIL AND GAS RESERVES BUT RATHER HAS THE RIGHT TO RECEIVE PRODUCTION AND REVENUES FROM THE SALE OF OIL, CONDENSATE, GAS, LNG AND LPG IN ACCORDANCE WITH THE PSC AND OTHER AGREEMENTS.

LNG PLANT

     Gas produced from the Joint Venture PSC is liquefied at the LNG Plant, which is owned by PERTAMINA and operated on a cost-reimbursement basis by a corporation in which the Joint Venture owns a 20 percent interest. The LNG Plant currently consists of seven processing units (trains) having a combined input capacity of approximately 3.15 billion cubic feet of gas per operating day. The peak daily production capacity consists of 742,200 barrels or 118,000 cubic meters of LNG, 32,000 barrels of LPG and 30,000 barrels of condensate.
The five LNG storage tanks at the LNG Plant have a total capacity of 3.3 million barrels.

     Gas is supplied to the plant through three pipelines (two 36-inch and one 42-inch) which are connected to the central gas facilities at the Badak field, 35 miles south of the LNG Plant. The seven-train plant is one of the largest LNG manufacturing facilities in the world and has the capacity to deliver 324 LNG cargoes per year. Since the first shipment in 1977, the LNG Plant has delivered 3,395 LNG cargoes. During 1999, the fourth gas-supply pipeline and the eighth processing train will be commissioned. These new facilities will increase the overall plant capacity to approximately 383 LNG cargoes per year.

     The LNG Plant has been developed in five phases. The original facility, which consisted of two trains (Trains A and B) and a dock, became fully operational in August 1977. This facility was constructed with financing arranged by PERTAMINA with the Central Bank of the Republic of Indonesia, an international consortium of commercial lenders and a corporation owned substantially by the Japanese LNG purchasers. Final payment on the loans was made in the first quarter of 1990.

     Expansion of the LNG Plant from two to four trains (Trains C and D) was completed in 1983. Funding was arranged by PERTAMINA with Japan Indonesia LNG Co., Ltd. (JILCO). Final payment on this financing arrangement was made in the third quarter of 1993.

     The fifth processing train (Train E) was completed in 1989 and supplies LNG for the Taiwan LNG Sales Contract with the Chinese Petroleum Corporation (CPC), the state petroleum enterprise of the Republic of China (Taiwan). Project financing was arranged through a trustee borrowing with a consortium of Japanese banks and is supported by revenues from such sales contract, as well as in certain limited circumstances by portions of other revenue streams. The financing is made up of two tranches. Tranche A totals $176.4 million at a fixed interest rate of 11.5 percent, and Tranche B totals $117.6 million at an interest rate of LIBOR (London Interbank Offered Rate) plus 1 percent. The financing is repayable in graduated quarterly payments over ten years and began in the fourth quarter of 1990.

     The sixth processing train (Train F) was completed in 1993 and supplies the LNG for the Train F LNG sales contract with Osaka Gas, Tokyo Gas and Toho Gas for the sale of 2,020 trillion btus over a twenty-year period which commenced in 1994. In August 1991, PERTAMINA and an international consortium of commercial banks and financial institutions completed project financing of $750 million, of which $699 million was required for the construction of Train F and related support facilities. Financial support for the financing is limited to revenues from the Train F sales contract. The financing is repayable over ten years in graduated quarterly payments and began in December 1994.

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

     The seventh processing train (Train G) was completed in November 1997 and supplies the LNG for the Korea and Taiwan Medium-Term LNG Sales Contracts and the eleven-year extension (2000-2010) to the 1973 LNG Sales Contract. In July 1995, a $969.5 million financing was completed for Train G, a third dock, LPG expansion and other support facilities. The financing was provided from Japanese sources through arrangements similar to those used to finance the LNG Plant's Trains E and F. The interest rate is LIBOR plus 1.125 percent through 1999 and LIBOR plus 0.875 percent from 2000 to 2008. Repayment began in the fourth quarter of 1998 and will be principally from the 1998 and 1999 proceeds of the medium-term LNG sales contracts with CPC and Korea Gas Corporation (KGC) and, starting in 2000, from proceeds of the eleven-year extension to the 1973 LNG Sales Contract.

     In March 1997, a $1,127 million financing was signed for the eighth train (Train H), an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG Plant, another debottlenecking project for Trains A through F, and other support facilities. The financing was provided primarily by Taiwanese and Japanese sources through arrangements similar to those used to finance the LNG Plant's Trains E, F and G. An amount of $702 million has been borrowed against this facility through December 31, 1998. Repayment is to begin the earlier of (a) either (i) the date nine months after completion or (ii) September 19, 2000, at the option of the Borrower, or (b) January 19, 2001. Construction commenced in mid-1997 with completion anticipated by November of 1999. Revenues from the Badak V Sales Contract with KGC and the Badak VI Sales Contract with CPC will be the primary sources of repayment for this financing.

     Financings for Trains E through H are non-recourse to both PERTAMINA and the Joint Venture.

     The LPG processing facilities on Trains A through D at the LNG Plant were constructed concurrently with Train E. The LPG facilities were completed in 1988, at a cost of approximately $158 million. Financing was made available to PERTAMINA through a consortium of Japanese banks. A significant portion of the LPG sales proceeds is dedicated to the financing, which is repayable through the first quarter of 1999. LPG processing facilities on Trains E through H were included in the scope of such trains' financings.

     A second dock facility at the LNG Plant is used for both LNG and LPG deliveries. The portion of the second dock costs attributable to the LPG trade was financed through the same consortium of Japanese banks that financed the LPG processing facilities for Trains A through D at the LNG Plant. A trustee borrowing from Japanese banks provided financing for the LNG portion of the second dock. Final payment on this financing arrangement was made in the second quarter of 1995.

     The following table sets forth the status of the major project financings incurred or arranged by PERTAMINA to construct the LNG Plant:

                 ORIGINAL  BALANCE AT       FINAL
                PRINCIPAL  DECEMBER 31,    PAYMENT     PRIMARY SOURCE
FINANCING         AMOUNT      1998           DATE       OF REPAYMENT
---------        (000's)    (000's)        --------    --------------
                ---------  -----------
Trains A & B,
1st Loading Dock $771,500  $         -           -  1973 LNG Sales Contract

Trains C & D      995,800            -           -  1981 LNG Sales Contract

Train E           294,000       61,740        2000  Taiwan LNG Sales Contract

Train F & Support
Facilities        699,000      436,729        2004  Train F LNG Sales Contract

Train G, 3rd Loading
Dock & Support
  Facilities      969,500      961,744        2008  Package V Sales Contracts,
                                                    Package VII Second Amended
                                                    and Restated 1973 Sales
                                                    Contract (b)

Train H & Support                                   Badak V & Badak VI
Facilities      1,127,000      702,000 (a)    2010  Sales Contracts (c)

2nd Loading Dock
& Train E Support
Facilities        135,000            -           -  1973 LNG Sales Contract

LPG Facilities    157,700        4,274        1999  LPG Sales Contract

(a)  Amount borrowed against the financing as of December 31, 1998.

(b) Repayment commenced in the fourth quarter of 1998 principally from the proceeds of the Korea and Taiwan Medium-Term Sales Contracts and, starting in 2000, from the proceeds of the eleven-year extension to the 1973 LNG Sales Contract.

(c) Repayment is scheduled to begin the earlier of (a) either (i) the date nine months after completion or (ii) September 19, 2000, at the option of the Borrower, or (b) January 19, 2001.

MARKETING AND DISTRIBUTION OF LNG

     Certain information regarding deliveries of LNG from the LNG Plant is set forth below:

                                     BTUS          AVERAGE
                NUMBER OF LNG    IN TRILLIONS     PRICE PER
               TANKER LIFTINGS  (APPROXIMATE)       MMBTU
         1996          287            787            $3.15
         1997          291            793            $3.12
         1998          313            860            $2.27

The Joint Venture PSC and other gas producers in Indonesia have the opportunity to participate in each sales package. The Joint Venture PSC's equity interest in a sales package is based on its share of gas reserves available for commitment to the package.

     The Joint Venture PSC's allocation in the LNG sales contracts has declined over time since the original 1973 Sales Contract, when the Joint Venture PSC was virtually the only supplier to the LNG Plant. At present, there are two other major production sharing contractors supplying gas to the LNG Plant and sharing in the allocation of volumes. Absent the discovery of significant additional gas reserves in the Joint Venture PSC, the Joint Venture's participation in future sales packages will continue to decline.

     The following table sets forth information regarding the LNG Plant's share of the LNG Sales Contracts grouped together by the Joint Venture PSC's participating percentages in the sales contracts (each such group being referred to as a "package"):

PACKAGE    EQUITY   SALES CONTRACT           TERM         REMAINING
-------   INTEREST  --------------           ----        GROSS VOLUMES
          --------                                       TRILLION BTUS
                                                         -------------
I         97.9%     1973                    1977-1999             -

II        66.4%     1981                    1983-2003           726

IIIA      50.0%     Korean Carryover        1986-2006           116

IIIB      29.6%     Taiwan                  1990-2009           952

IIIB      29.6%     1981 Additonal          1990-2003            77

IV        27.2%     Train F                 1994-2013         1,799

IV        27.2%     Korea II                1994-2014           771

IV        27.2%     1973 Extension          1997-1999           180

IV        27.2%     Medium City Gas Co.     1996-2015           337

IV        27.2%     Toho                    1990-1999             9

V         21.6%     1973 Extension          2000-2009         4,356

V         21.6%     Korea Medium Term       1995-1999           161

V         21.6%     Badak V                 1998-1999            54

V         21.6%     Taiwan Medium Term      1998-1999            38

V         21.6%     Badak VI                1998-1999            35

V         21.6%     Aquarius/Aries          1997-1999            17
                      Extension
VI        16.5%     1981 Extension          2003-2008           942

VI        16.5%     Badak V                 1998-2017           956

VI        16.5%     Badak VI                1998-2017         1,686

VII       (c)       1973 Extension          2010-2010           436

VII       (c)       1981 Extension          2009-2011           565
                                                           --------
                                                             14,213

PACKAGE   NET             BASE LNG PRICE
-------   EQUIVALENT      PER MMBTU (A)
          CARGOES  (B)    AS AT
         1998 REMAINING   12/31/98 02/28/99
         --------------   -----------------
I            1    -        2.00      1.81

II          39  164        1.87      1.66

IIIA         3   20        2.00      1.81

IIIB         9   96        1.89      1.69

IIIB         2    8        1.87      1.66

IV          11  166        1.78      1.59

IV           3   71        1.79      1.59

IV          15   17        2.00      1.81

IV           1   30        1.89      1.69

IV           1    1        2.00      1.81

V            -  320           -      1.81

V           14    12       1.91      1.70

V            1     4       2.20      2.01

V            -     3          -         -

V            -     2          -         -

V            1     1       2.00      1.81

VI           -    53          -         -

VI           -    54          -         -

VI           -    95          -         -

VII          -   (c)         -          -

VII          -   (c)         -          -
         -----
           101


(a) Excludes transportation costs, where applicable. The February 28, 1999 prices were based on an LNG crude oil basket price of $10.82 per barrel.

(b) As a result of variations in LNG tanker capacity among the various sales contracts, the measure of a net equivalent cargo was established. A net equivalent cargo represents the Joint Venture PSC's equity based on an average of 2,942 bbtus per cargo.

(c) The Joint Venture PSC's participation percentage in Package VII sales has not yet been determined and is not expected until the third quarter of 1999. Absent the discovery of significant additional gas reserves, the Joint Venture PSC's percentage in Package VII sales is expected to be less than the Package VI percentage.

     During 1998, LNG was sold under various contracts between PERTAMINA and buyers in Japan, Taiwan and South Korea, including five long-term sales contracts. These long-term sales contracts are the 1981 Sales Contract, the Taiwan Sales Contract, the Train F Sales Contract, the Korea II Sales Contract and the Medium City Gas Company Sales Contract. These contracts, extensions to contracts, and several medium-term sales contracts are supplied by the LNG plant facilities. The gas processed by the LNG Plant is supplied from East Kalimantan Contract Area as well as other fields in which the Joint Venture has no interest.

     The Joint Venture's share of LNG shipments for 1998 was 18 percent below the 1997 levels. The primary reasons for this decline were the phase-out of the original 1973 LNG Sales Contract in which the Joint Venture had a high participation interest, a reduction in the Joint Venture's share of gas under the amended and extended PSC which began on August 8, 1998, and revisions to the annual LNG program. In 1998, 73 percent of the Joint Venture PSC's share of LNG was sold by PERTAMINA to Japanese customers, 18 percent was sold to Korea Gas Corporation (KGC) of South Korea and 9 percent was sold to CPC of Taiwan.

     The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken. However, the effects of the Asian economic crisis have impacted the ability of certain customers to take (or pay for) their contracted commitments. In 1998, KGC, the Buyer under the Korea II, Korea Medium-Term and Badak V LNG Sales Contracts, experienced difficulties in taking some of its contractual volumes. In early 1998, KGC exercised its contract provision for downward flexibility and also agreed with PERTAMINA that five other 1998 cargoes would be deferred and replaced during the year 2000 with nine cargoes at a small premium price. Subsequently, KGC requested a further cargo reduction and did not take delivery of certain cargoes. In continuing negotiations between KGC and PERTAMINA, a tentative settlement has been reached which would include the purchase of additional cargoes at a small premium price. Overall, deferred deliveries will be made and compensation will be received for the 1998 cargoes not taken between the years 2000 and 2014. The total effect of the cargoes not taken in 1998 by KGC did not have a significant impact on the Company's earnings.

     An estimated 106 net equivalent cargoes will be shipped during 1999, as compared to 101 net equivalent cargoes in 1998. While this represents a 5 percent increase in PSC volumes, the Joint Venture's share of LNG shipments in 1999 is expected to decline by approximately 8 percent as compared to 1998.
This decline is due to the reduced equity terms under the amended and extended PSC, as well as lower cost-recoverable expenditures which reduce the volumes to the Joint Venture that are taken in kind. The 1999 LNG program anticipates that 68 percent of LNG sales will be sold to Japanese customers, 19 percent will be sold to KGC of South Korea and 13 percent will be sold to CPC of Taiwan.

     In the latter part of 1998, CPC, the Buyer under the Taiwan, Taiwan Medium-Term and Badak VI Sales Contracts, advised the LNG Joint Management Group that it would be unable to take delivery of some of its contractual 1999 volumes. While part of this reduction will be through exercise of its contractual provision for downward flexibility, the remaining volumes not taken, if any, will be subject to negotiations between PERTAMINA and CPC. It is not anticipated that these cargo reductions by CPC, if taken, would have a significant impact on the Company's earnings.

     LNG sales contracts and amendments thereto are executed between PERTAMINA and the buyers for the sale and delivery of a fixed quantity of btus of LNG at a price that reflects an LNG element derived from a basket of Indonesian crude oil prices recalculated monthly. A transportation charge is added to the LNG element under all contracts except for the 1981 Sales Contract and Extension, the Train F Sales Contract, the Korea II Sales Contract, a portion of the
Korea Medium-Term Sales Contract and the Badak V Sales Contract, where the buyers bear the risk of loss during shipment and the transportation costs.
In those instances where the seller bears the risk of loss during shipment, the cargoes are insured.

     The LNG to be delivered under the sales contracts is supplied from the LNG Plant and, in some cases, from a separate facility at Arun in Sumatra (Arun Plant). The Joint Venture does not supply gas to the Arun Plant or have any interest in revenues from the sale of its products. The allocation of contract quantities between the LNG Plant and the Arun Plant is determined by PERTAMINA. All deliveries under the 1981 Sales Contract and Extension, the Taiwan Sales Contract, the Train F Sales Contract, the Badak V Sales Contract and the Badak VI Sales Contract are exclusively supplied by the LNG Plant.

     The Badak V Sales Contract with KGC and the Badak VI Sales Contract with CPC are twenty-year sales contracts for the years 1998 to 2017. The Badak V Sales Contract is for the sale of 1,062 million bbtus of LNG from the Bontang Plant and the Buyer is responsible for transportation. The Badak VI Sales Contract is for the sale of 1,729 million btus of LNG from the Bontang Plant and the Seller is responsible for transportation. The first two years of each contract are supplied at the Package V rate of 21.6 percent; the remaining eighteen years will be supplied at the Package VI rate of 16.5 percent.
Revenues from these two sales contracts will be the primary source of repayment for the Train H financing.

     The Second Amended and Restated 1981 LNG Sales Contract is an eight-year contract with Chubu Electric Power Co., Kansai Electric Power Co., Osaka Gas Co. and Toho Gas Co. The contract is for the sale of 1,507 million bbtus of LNG from the Bontang Plant from 2003 to 2011 and the Buyer is responsible for transportation. The first five years of this contract will be at the Package VI rate of 16.5 percent; the remaining three years will be at the Package VII rate which has not yet been determined by PERTAMINA and is not expected before the third quarter of 1999. It is anticipated that this rate will be less than the Package VI rate of 16.5 percent.

     The Second Amended and Restated 1973 Sales Contract is an eleven-year contract with Chubu Electric Power Co., Kansai Electric Power Co., Kyushu Electric Power Co., Nippon Steel Corporation, Osaka Gas Co., and Toho Gas Co. The contract is for the sale of 4,792 million bbtus of LNG from 2000 to 2010 with the Seller responsible for transportation. The first ten years of this contract are at the Package V rate of 21.6 percent; the final year of the contract will be at the Package VII rate. This rate has not yet been determined by PERTAMINA and is not expected before the third quarter of 1999. It is anticipated that this rate will be less than the Package VI rate. Revenues from this sales contract will be used to repay the Train G financing.

     During 1998, sales to Chubu Electric Power Co. Inc. and KGC individually
accounted for more than 10 percent of the Company's total revenues.   During
1997 and 1996, sales to Kansai Electric Power Co. Inc. and Chubu Electric Power Co. (and Osaka Gas Co. in 1996) accounted for more than 10 percent of the total Company revenues.

     Other Gas Sales - The Joint Venture PSC is obligated until 2008 to supply approximately 74 mmcfs of gas per day to three local fertilizer plants at a price of $1.00 per mmbtu subject to a pipeline tariff. In addition, the Joint Venture PSC is required to supply approximately 5 mmcfs per day of gas to the Balikpapan refinery at a price of $1.70 per mmbtu. In 1994, PERTAMINA executed a twenty-year contract, commencing in February of 1998, for the sale of approximately 70 mmcfs per day of gas to be supplied by the Joint Venture PSC to a local methanol plant at a price not less than $1.25 per mmbtu for the first ten years.

MARKETING AND DISTRIBUTION OF LPG

     The seven 1986 LPG contracts between PERTAMINA and seven Japanese utility companies expired at the end of 1998. During the year, 25 gross cargoes, totaling 975,000 metric tons of LPG were shipped from the LNG Plant to Japan at an average invoice price of $155.85 per metric ton. The Joint Venture PSC received a Package IIIB sharing percentage for revenues from the first 386,000 metric tons sold and a Package V sharing percentage for revenues from the remaining 589,000 metric tons, after deducting LPG-related operating costs and debt service. In February of 1999, the seven LPG contracts were extended for the years 1999 to 2001 whereby the Joint Venture PSC will supply 1 million metric tons of LPG per year.

MARKETING OF OIL AND CONDENSATE

     Each party to the Joint Venture and PERTAMINA are entitled to take their respective shares of oil and condensate in kind and to market such shares separately. The Company, through affiliates of LOGI and Unistar, markets its share of oil and condensate f.o.b. Santan Terminal, in East Kalimantan, independently of PERTAMINA and the other Joint Venture participants. The Santan Terminal (operated by UNOCAL Indonesia Company) is used for storing and loading oil produced by the Joint Venture PSC.

     The Company markets two segregated streams of crude oil and condensate for export, namely Badak crude oil and Bontang Return Condensate. Beginning in 1998, Bontang Return Condensate was segregated for separate sale and replaced Bontang Mix as a product. Prior to 1998, the Company had marketed Badak crude oil and Bontang Mix. The Company's export sales during 1998 were made up of 79 percent from Badak crude oil and 21 percent from Bontang Return Condensate. The Company's share of oil and condensate, except for that sold to PERTAMINA for Indonesian domestic consumption, is sold at the applicable ICP for the grade of oil exported. Since the inception of segregated crude oil marketing in 1994, the ICPs have more closely mirrored world market crude oil prices for each grade of crude oil sold.

     The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at ICP for that field. In 1997, the Joint Venture received new field incentive status for its Beras field following the completion of a pipeline between the Mutiara and Nilam fields. These incentives included a sixty-month domestic obligation holiday beginning in 1998 for the production from Beras in excess of 9,000 barrels of oil per day from the total production of the Mutiara, Pamaguan, and Beras fields.

     Substantially all of the oil and condensate currently being produced by the Joint Venture PSC is being produced from the Badak, Nilam, Mutiara, Semberah, and Beras fields. Selected data pertaining to oil and condensate sales for the last three years are:

                                           YEARS ENDED DECEMBER 31,
                                     ------------------------------------
                                                  1998        1997       1996
                                                  ----        ----       ----
Total Oil & Condensate Sales (bbls) (a)     20,826,086  24,085,777 25,155,246

Company's Oil & Condensate Sales (bbls) (b)  2,339,224   1,757,383  1,702,788

Company's Average Sales Price (per bbl) (b)     $12.82      $19.59     $20.04

Company's Share of PSC Production Cost (per bbl) $0.76       $1.06      $0.84

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

     LNG sales are made under five principal long-term contracts and several short- and medium-term contracts with Japanese, South Korean and Taiwanese industrial and utility companies. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. However, the economic uncertainties in Southeast Asia have impacted the ability of certain customers to take (or pay for) their contracted commitments. PERTAMINA, as the Seller party under all LNG Sales Contracts, has been in negotiations with KGC because of difficulties experienced in taking some of their 1998 contractual quantities. Also, CPC has advised PERTAMINA that they expect similar difficulties in taking some of their 1999 contractual quantities.

     The Joint Venture's activities in Indonesia are subject to other risks common to foreign operations in the oil and gas industry, including political and economic uncertainties, such as the Asian economic crisis, the risks of cancellation or unilateral modification of contract rights, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, increased taxes and other risks arising out of foreign governmental sovereignty over areas in which the Joint Venture's operations are conducted. The Company's foreign operations and investment may also be subject to the laws and policies of the U.S. affecting foreign trade, investment and taxation that could affect the conduct and profitability of those operations.

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


ITEM 2. PROPERTIES
------------------
     See Item 1. Business.


ITEM 3. LEGAL PROCEEDINGS
-------------------------
     The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations.
The Company also has a reserve of $8 million for potential exposure in a royalty dispute. The Company believes it has valid defenses against such claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------
     Refer to Item 12 for a description of the Registrant's Equity.  Refer to
Item 1 for a description of the Indonesian Participating Units, including the effects of their expiration on September 25, 1999. The IPUs do not represent an equity position in the Company, but instead entitle the holders thereof to participate in a percentage of the Company's Net Cash Flow (as defined in the Indenture for the IPUs and described in Item 1) for a 15 year term which began on September 25, 1984. The IPUs will expire on September 25, 1999 at no value.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
     The following financial data was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                             1998    1997    1996   1995    1994
                             ----    ----    ----   ----    ----
                                      (millions of dollars)
Operating revenues            139     217     253    202     198

Earnings before extraordinary
 item                          50      47      51     40      36

Net earnings                   50      47      51     40      33

Total assets                  351     363     383    407     422

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY AND CAPITAL RESOURCES

     The original Production Sharing Contract (PSC) between the Joint Venture and PERTAMINA expired on August 7, 1998 after a 30-year period. The amended and extended PSC became effective on August 8, 1998 for an additional 20-year period. Under terms of the amended and extended PSC, the Joint Venture's after-tax share of gas, excluding cost recovery, has been reduced from 35 percent to 30 percent (or 25 percent for certain contracts), while the Joint Venture's after-tax share of oil, excluding cost recovery, remains unchanged at 15 percent. The applicable Indonesian tax rate for gas and oil has been reduced from 56 percent to 48 percent.

     The economic and political events in Southeast Asia since the middle of 1997 have not significantly affected the Company, and the Joint Venture production operations have continued without interruption. The Company, through VICO as operator of the Joint Venture, continues to monitor the situation both in Indonesia and throughout the Asia Pacific region to measure the effect of these events on its operating and financial condition. Liquefied natural gas
(LNG) sales are made under five principal long-term contracts and several short- and medium-term contracts with Japanese, South Korean and Taiwanese industrial and utility companies. The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken; such provisions tend to support the Company's ability to generate cash. However, the economic uncertainties in Southeast Asia have impacted the ability of certain customers to take (or pay for) their contracted commitments. PERTAMINA, as the Seller party under all LNG Sales Contracts, has been in negotiations with Korea Gas Corporation of South Korea because of difficulties experienced in taking some of their 1998 contractual quantities. Also, the Chinese Petroleum Corporation has advised PERTAMINA that they expect similar difficulties in taking some of their 1999 contractual quantities.

     An estimated 106 net equivalent cargoes will be shipped during 1999, as compared to 101 net equivalent cargoes in 1998. While this represents a 5 percent increase in PSC volumes, the Joint Venture's share of LNG shipments in 1999 is expected to decline by approximately 8 percent as compared to 1998.
This decline is due to the reduced equity terms under the amended and extended PSC, as well as lower cost-recoverable expenditures, which reduce the volumes to the Joint Venture that are taken in kind. The 1999 LNG program anticipates 68 percent of LNG sales to be sold to Japanese customers, 19 percent will be sold to Korea Gas Corporation (KGC) of South Korea and 13 percent will be sold to CPC of Taiwan.

     In March 1997, a $1,127 million financing was signed for Train H, an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG Plant, another debottlenecking project for Trains A through F, and other support facilities. Construction commenced in mid-1997 with completion anticipated by November of 1999. Repayment is to begin the earlier of (a) either (i) the date nine months after completion or (ii) September 19, 2000, at the option of the Borrower, or (b) January 19, 2001. Revenues from the Badak V Sales Contract with KGC and the Badak VI Sales Contract with CPC will be the primary sources of repayment for this financing. Financing for Train H, consistent with all previous LNG plant financing, is non-recourse to both PERTAMINA and the Joint Venture and is repaid through sales proceeds from the above-mentioned sales contracts prior to the allocation of net LNG proceeds to the Joint Venture, PERTAMINA and others.

     Capital expenditures of the Joint Venture relate to the exploration and development of the oil and gas fields. In 1999, the Company's share of the Joint Venture expenditures is expected to total $60 million. The 1999 budgeted expenditures reflect continued development activities in all fields to maintain gas deliverability and to continue the 3-D seismic program primarily in the Badak field.

     In September 1998, VICO's U.S.-based position of Chief Executive Officer
(CEO) and the Jakarta-based position of President were consolidated into the position of President and CEO, stationed in Jakarta. With the transfer of executive management oversight to Jakarta, the VICO Board of Directors has approved a plan to close the U.S. Houston-based office by September 30, 1999. The functions currently provided by the 50 employees of VICO's U.S. office will be transferred to the Jakarta office, to a parent company, outsourced or eliminated.

     Cash flow from operations to the Company was $59 million in 1998, as compared to $81 million in 1997. The decrease of $22 million resulted from lower realized sales prices and lower LNG volumes. Capital expenditures during the year of $28 million were spent on continued development activities in the Badak, Nilam, Semberah and Mutiara fields. Net capital distributions in 1998 to the partners from the Company were $29 million, or $25 million lower than 1997.

     The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of LNG and, to a lesser extent, the sale of crude oil and liquefied petroleum gas (LPG). LNG is primarily sold under long-term contracts whose prices are derived from a basket of Indonesian crudes, which are denominated in U. S. Dollars. The majority of operating costs, taxes and capital costs represent commitments settled in U. S. Dollars. For those commitments settled in foreign currencies, exchange rate fluctuations are recognized as adjustments to the U.S. Dollar cost of the transaction.

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

     The Company can give no assurance as to the future trend of its business and earnings, or as to future events and developments that could affect the Company in particular or the oil industry in general. These include such matters as environmental quality control standards, new discoveries of hydrocarbons and the demand for petroleum products. Furthermore, the Company's business could be profoundly affected by future events including price changes or controls, payment delays, increased expenditures, legislation and regulations affecting the Company's business, expropriation of assets, renegotiations of contracts with foreign governments or customers, political instability, currency exchange and repatriation losses, taxes, litigation, the competitive environment, and international economic and political developments, including the Asian economic crisis and actions of members of OPEC.

     The Company is unaware of any unrecorded environmental claims as at December 31, 1998 that would have a material adverse effect upon the Company's financial condition or operations. The Company continues to maintain a reserve and accrue interest for potential exposure in a royalty dispute. At December 31, 1998, the reserve approximated $8 million.

     The discussion of the Company's business and operations in this report includes in several instances forward-looking statements, including the number of cargoes to be shipped, which are based upon management's good faith assumptions relating to the financial, market, operating and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

Net earnings for the year ended December 31, 1998 were $50 million as compared to $47 million for the year ended December 31, 1997. Cash flow from operations was $59 million for the year, a decrease of $22 million as compared to 1997. The $3 million increase in net earnings consisted of:

      - a $79 million decrease in revenues,
      - a $65 million decrease in income taxes,
      - a $15 million decrease in cost of sales,
      - a $1 million decrease in general and administrative expenses, and
      - a $1 million increase in other income.

     Revenues for the year were $139 million as compared to $217 million in 1997. Of the overall decrease, approximately 67 percent resulted from lower realized prices and the remaining 33 percent resulted primarily from lower LNG sales volumes. The weighted average crude oil basket price used to determine LNG prices was $13.29 per barrel for 1998, or $6.45 per barrel lower than for 1997. As a result, the average price received for LNG during 1998 decreased $0.85 per mmbtu to $2.27 per mmbtu. The average realized price for crude oil and condensate sales in 1998 was $12.82 per barrel, as compared to $19.59 per barrel for 1997. The prices received by the Company for its products reflected the declining trend in worldwide crude oil prices during 1998.

     The Joint Venture's, and therefore the Company's, net share of LNG volumes in 1998 decreased by approximately 18 percent as compared to 1997. The decrease in LNG volumes was primarily the result of the phase-out of the original 1973 Sales Contract and the reduction in the Joint Venture's share of gas under the amended and extended PSC. Crude oil and condensate volumes net to the Company in 1998 and 1997 were 2.3 million barrels and 1.8 million barrels respectively. Because of lower oil prices, the Joint Venture's share of oil volumes increased in 1998 to enable cost recovery of qualifying expenditures.

     The following table summarizes the volumes and average prices for the Company's share of PSC LNG sales, as well as the Company's crude oil and condensate sales (excluding domestic consumption) for the last two years:

                                            1998       1997
                                            ----       ----
     VOLUMES
       LNG (tbtus)                          68.8       78.1
       Oil & Condensate (mmbbls)             2.3        1.8

     PRICES
       LNG ($/mmbtu)                         2.27       3.12
       Oil ($/bbl)                          12.82      19.59

     Production costs of $15 million for 1998 decreased by $11 million as compared to 1997. Lower costs primarily resulted from lower operating costs due to the devaluation of the Indonesian Rupiah ($6 million), a reduction in the Rupiah-denominated employee severance liability ($5 million), and nonrecurring prior year costs associated with VICO's business process reengineering plan ($4 million). Offsetting these cost savings were $3 million of hedging losses on forward exchange contracts and costs associated with inventory and evacuation of personnel in Indonesia.

     Depletion charges for 1998 were $39 million, which were lower than last year by $3 million. The lower level of production during the year was the primary reason for the reduced non-cash charges. Exploration costs decreased by $1 million in 1998 as compared to the prior year due to the absence of exploration drilling and reduced seismic activity. During the year, the Company realized a gain of $1 million, shown in Other Income, from the sale of an interest in certain Alaskan mining claims owned by Enstar.

     Current income taxes were $53 million for 1998 as compared to $105 million for 1997. The decrease of $52 million was directly the result of lower profit sales and the reduction in the Indonesian tax rate from 56 percent to 48 percent in the amended and extended PSC that began on August 8, 1998. The change in the Indonesian tax rate also resulted in a $13 million increase in deferred tax benefits. The decrease in the Company's deferred Indonesian tax liability reflects the fact that the remaining temporary tax differences on the Company's books will reverse in future periods at the lower Indonesian tax rate. As a result of this change in income tax rate, the Company recorded a reduction in its Indonesian income tax liability of $24 million, a reduction in property, plant & equipment of $5 million, and a deferred income tax benefit of $19 million.

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

     Revenues for the year ended December 31, 1997 were $217 million compared to $253 million in the prior year. The decrease in revenues was mainly attributable to lower LNG volumes. The Joint Venture PSC's share of LNG volumes in 1997 decreased 75 trillion btus to 338 trillion btus (115 net equivalent cargoes) as compared to 413 trillion btus (140 net equivalent cargoes) in 1996. The decrease in LNG volumes was mainly due to the phase-out of the original 1973 Sales Contract in which the Joint Venture PSC had a higher revenue sharing interest. Crude oil and condensate volumes (excluding domestic consumption) net to the Company in 1997 and 1996 were 1.8 million barrels and 1.7 million barrels respectively.

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

     Production costs of $26 million for 1997 increased by $2 million as compared to the prior year, due mainly to recoverable costs associated with the Joint Venture's ongoing business process reengineering plan, which were partially offset by lower costs associated with inventory.

     Depletion, depreciation and amortization for 1997 was $42 million, a decrease of $5 million as compared to 1996, reflecting the lower level of production in 1997. Exploration costs increased by $1 million in 1997 as compared to the prior year due to an expanded seismic program. During 1997, the Company drilled one exploration well that was deemed a dry hole.

     The effective tax rates for 1997 and 1996 were 68 percent and 71 percent, respectively. These rates were the aggregate of Indonesian source income taxed at a 56 percent rate, and certain expenses attributable to the Company's activities, which are not deductible in the partnership for Indonesian tax purposes.

YEAR 2000

     The year 2000 issue (Y2K) relates to computer programs and embedded computer chips having two digits rather than four to define the applicable year. Computer programs or equipment having date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. The Company's most significant Y2K risk is through its subsidiary VICO, as operator of the Joint Venture. VICO has a comprehensive Y2K Program that was initiated in May of 1997 and has appointed a special task force (the Y2K Team) to identify, assess and develop remediation plans for both internal and external Y2K problems. The Y2K Team reports regularly to VICO's Board of Directors and has the authority and resources to carry out its directive.

     The Y2K Team completed its evaluation of all internal date-sensitive systems and equipment critical to the organization in December 1998. The assessment phase of the Program included ranking those items considered to be of low, medium and high importance according to their individual impact on the Joint Venture's business, safety, and the environment. Both information technology and embedded processors (East Kalimantan field control facilities, etc.) were analyzed. Special emphasis was given to control systems at the East Kalimantan field facilities. For all those items identified with Y2K problems, remedial action plans have been developed. The remedial planning phase of the Project was also completed in December 1998.

     With the assistance of an outside consulting firm, VICO has nearly completed the conversion of its finance and accounting systems to a year 2000
compliant system.   The conversion is divided into 4 "go live" phases.  The
first two phases have been successfully accomplished. Discussions with vendors of pre-packaged software critical to payroll, human resources and seismic applications have resulted in written assurances from most vendors that year 2000 compliant replacement software will be provided, if necessary, before the end of June 1999. The Y2K Team will monitor each of these situations.

     The Y2K Team is assessing third-party risk to VICO (and the Joint Venture) and preparing the appropriate remediation plans. This phase is approximately 40 percent complete. Third-party risk can be segregated into two areas - the Production Chain and Other Services. The Production Chain includes the Bontang LNG plant, the Santan oil terminal (operated by UNOCAL Indonesia Company), the vessels taking deliveries of oil and gas, and the buyers' receiving terminals. VICO has assisted in two reviews of the Y2K program at the Bontang LNG plant and has provided additional instrumentation experts to the plant to assist in its remediation plans. PERTAMINA is assisting VICO and other PSCs in verifying the Y2K compliance of all vessels and receiving terminals. Other Services include various third-party service providers and suppliers. The Y2K Team has currently completed a list that identifies all other critical third parties related to the Jakarta office and has begun this process for the East Kalimantan Field locations.

     The Y2K Team will begin to prepare a detailed contingency plan in March of 1999. This plan will be continually updated throughout 1999 and will include the following:

          - Pre-year 2000 actions to mitigate the impact of Y2K problems, should they appear;
          -    Daily plans for critical Y2K dates;
          - Detailed business recovery plans for various Y2K failure scenarios; and
          -    Staff and other resources required for Y2K.

     The costs to address Y2K are estimated to be approximately $7 million and are funded out of Joint Venture operating cash flows. The Joint Venture is entitled to cost recover these expenditures as incurred.

     The Y2K Program is expected to significantly reduce the level of uncertainties about the Year 2000 problems to the Company and the Joint Venture. The Company believes the possibility of significant interruptions in normal operations should be reduced with the implementation of new business systems and the timely completion of the Y2K program. However, if any material Year 2000 problems are not properly corrected, particularly any for which the Company has no control, there can be no assurance that this will not have a material impact on the results of operation, liquidity and financial condition of the Company and on the interests held by other partners in the Joint Venture.
Item 8. Financial Statements and Supplementary Data


                     INDEPENDENT AUDITORS' REPORT


To The Partners of Unimar Company

  We have audited the accompanying consolidated balance sheets of Unimar Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, cash flows, and changes in partners' capital and comprehensive income for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unimar Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                   KPMG LLP





  Houston, Texas
  March 5, 1999
                         UNIMAR COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (THOUSANDS OF DOLLARS)

                                                    1998      1997
                                                    ----      ----
ASSETS
------
Current assets:
  Cash and cash equivalents                       $9,122    $4,454
  Accounts receivable                              7,887     8,670
  Inventories                                      9,239     8,275
  Other current assets                             2,810     1,999
                                                  ------    ------
   Total current assets                           29,058    23,398

  Property, plant and equipment, at cost:
   Oil and gas properties (successful efforts
   method)                                     1,120,150 1,097,568
   Other                                           1,965     2,348
                                                  ------    ------
                                               1,122,115 1,099,916

   Less: accumulated depreciation and depletion  801,984   763,151
                                                 -------   -------
     Net property, plant and equipment           320,131   336,765

  Other assets                                     2,227     3,191
                                                  ------    ------
                                                $351,416  $363,354
                                                ========  ========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable                                $  929    $  752
  Advances from joint venture partners             4,556     2,637
  Accrued liabilities                             11,712    14,138
  Income and other taxes                           8,866    14,035
                                                  ------    ------
  Total current liabilities                       26,063    31,562

Deferred income taxes                            124,259   148,135

Other liabilities                                 12,692    16,107

Partners' capital                                269,728   248,065
  Less:  Accumulated other comprehensive income    1,326       515
                                                  ------    ------
                                                 268,402   247,550
  Less:    Demand notes receivable                80,000    80,000
                                                  ------    ------
                                                 188,402   167,550
                                                 -------   -------
Commitments and Contingencies

                                                $351,416  $363,354
                                                ========  ========

See accompanying Notes to Consolidated Financial Statements.

                   UNIMAR COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS
             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (THOUSANDS OF DOLLARS)

                                            1998      1997      1996
                                            ----      ----      ----
Gas revenues                            $116,990  $201,287  $242,165
Oil and condensate revenues               34,361    36,122    37,213
Less:  IPU Cost                          (12,679)  (20,067)  (26,725)
                                         -------   -------   -------
  Total revenues                         138,672   217,342   252,653
                                         -------   -------   -------
Production costs                          14,542    26,072    24,404
Depletion, depreciation and amortization  39,296    41,940    47,156
Exploration costs including dry holes        990     2,122     1,045
                                          ------    ------    ------
  Total cost of sales                     54,828    70,134    72,605
                                          ------    ------    ------
Operating profit                          83,844   147,208   180,048

General and administrative expense           691     1,457     1,361
Interest expense                              44        58        76
Interest income                             (239)     (318)     (305)
Other income                                (911)      (74)     (213)
                                           ------   ------    ------
Earnings before income taxes              84,259   146,085   179,129

Income tax expense (benefit)
 Current                                  52,861   104,920   131,992
 Deferred                                (19,064)  (5,953)   (4,277)
                                         -------   ------    ------
  Total income tax expense                33,797    98,967   127,715
                                          ------    ------   -------

Net earnings                             $50,462   $47,118   $51,414
                                         =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

                         UNIMAR COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                                            1998      1997      1996
                                            ----      ----      ----
Net earnings                             $50,462   $47,118   $51,414
Adjustments to reconcile to net cash
  provided by operating activities:
 Depletion, depreciation and
   amortization                           39,748    42,176    47,434
 Deferred income taxes                   (19,064)   (5,953)   (4,277)
 Exploratory dry hole costs                   13       503         -
 (Gain) Loss on sale of assets              (885)        -         2
 Decrease (Increase) in operating
   receivables                               783     5,273    (6,528)
 (Increase) Decrease in inventories         (964)      (98)    1,662
 (Decrease) Increase in operating
   payables and accruals                  (3,060)   (4,451)    2,604
 (Decrease) Increase in other operating
   assets and liabilities                 (8,430)   (3,878)   11,461
                                          ------    ------    ------
  Net cash provided by operating
   activities                             58,603    80,690    103,772
                                          ------    ------    -------
Investment activities:
 Capital expenditures                    (27,949)  (27,313)   (21,138)
 Proceeds from sale of assets                895         -          1
                                         -------   -------    -------
  Net cash used in investing activities  (27,054)  (27,313)   (21,137)
                                         -------   -------    -------
Financing activities:
 Capital contributions                    11,600    20,400     22,200
 Capital distributions                   (40,400)  (74,000)  (104,900)
                                         -------   -------   --------
  Net cash used in financing activities  (28,800)  (53,600)   (82,700)
                                         -------   -------    -------
Increase (Decrease) in advances from
  joint venture partners                   1,919     1,403     (1,543)
                                           -----    ------     ------

Net Increase (Decrease) in cash and
  cash equivalents                         4,668     1,180     (1,608)

Cash and cash equivalents at beginning
  of year                                  4,454     3,274      4,882
                                           -----    ------      -----
Cash and cash equivalents at end of year  $9,122    $4,454     $3,274
                                          ======    ======     ======

SUPPLEMENTAL CASH FLOW DISCLOSURE:

IPU distributions paid                   $14,659   $23,066    $23,713
                                         =======   =======    =======

Income taxes paid                        $58,029  $110,809   $123,764
                                         =======  ========   ========

See accompanying Notes to Consolidated Financial Statements.

                         UNIMAR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                                     LOGI      UNISTAR      TOTAL
Balance, January 1, 1996         $136,904     $148,162   $285,066

Capital Contributions              11,100       11,100     22,200

Capital Distributions             (52,450)     (52,450)  (104,900)

Comprehensive Income:
 Net Earnings                      25,707       25,707     51,414
 Other comprehensive income
   Minimum pension liability
   adjustment                         329          329        658
                                   ------       ------     ------
Total comprehensive income         26,036       26,036     52,072
                                  -------      -------    -------

Balance, December 31, 1996        121,590      132,848    254,438

Capital Contributions              10,200       10,200     20,400

Capital Distributions             (37,000)     (37,000)   (74,000)

Comprehensive Income:
 Net Earnings                      23,559       23,559     47,118
 Other comprehensive income
   Minimum pension liability
   adjustment                        (203)        (203)      (406)
                                   ------       ------     ------
Total comprehensive income         23,356       23,356     46,712
                                   ------       ------     ------

Balance, December 31, 1997        118,146      129,404    247,550

Capital Contributions               5,800        5,800     11,600

Capital Distributions             (20,200)     (20,200)   (40,400)

Comprehensive Income:
 Net Earnings                      25,231       25,231     50,462
 Other comprehensive income
   Minimum pension liability
   adjustment                       (405)         (405)      (810)
                                  ------        ------     ------
Total comprehensive income        24,826        24,826     49,652
                                  ------        ------     ------

Balance, December 31, 1998      $128,572      $139,830   $268,402
                                ========      ========   ========


See accompanying Notes to Consolidated Financial Statements.

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


(1)  THE COMPANY

     Unimar Company (the Company) is a general partnership organized in 1984
     under the Texas Uniform Partnership Act.   The Company's partners are:

     - Unistar, Inc. (Unistar), a Delaware corporation and a direct subsidiary of Union Texas Petroleum Holdings, Inc. (UTPH).
          On June 29, 1998, UTPH became a wholly owned subsidiary of Atlantic Richfield Company (ARCO), also a Delaware corporation, and

     - LASMO Oil & Gas, Inc. (LOGI), a Delaware corporation and an indirect wholly owned subsidiary of LASMO plc (LASMO), a public limited company organized under the laws of England. LASMO (Ustar), Inc., the previous LASMO partner, was merged into LOGI on September 14, 1998.

     Each partner shares equally in the Company's net earnings, capital distributions and capital contributions.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation
          ---------------------
          The Company's consolidated financial statements include the accounts of the Company and its subsidiaries including its proportionate share of the activities of an Indonesian joint venture (the Joint Venture). All significant intercompany accounts and transactions have been eliminated.

     (b)  Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Inventories
          -----------
          Inventories primarily consist of materials and supplies and are generally priced at the lower of cost (moving average cost method) or net realizable value.

     (d)  Accounting for Oil and Gas Properties
          -------------------------------------
          Oil and gas exploration, development and production activities are accounted for under the successful efforts method of accounting.
          Under this method of accounting, the cost of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluation and exploratory experience. Costs to drill and equip wells that find proved reserves are capitalized while costs associated with unsuccessful exploratory wells are expensed. Other exploratory expenditures, including geological and geophysical costs and annual lease rentals, are expensed as incurred. Costs incurred to drill and equip productive wells, including development dry holes and related production facilities, are capitalized.

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

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


     (d)  Accounting for Oil and Gas Properties (continued)
          -------------------------------------
          The Company generally provides for depreciation of other property, plant and equipment on a straight-line method over the estimated useful life of the assets.

          The Company performs an impairment review of proved oil and gas properties on a production sharing contract basis and recognizes an impairment loss when the carrying amount of the assets exceeds the sum of the undiscounted estimated future cash flows of the assets. Future cash flows are based upon the net share estimates of proved Indonesian reserves that the Company would receive in revenues, before Indonesian income taxes, under terms of the Production Sharing Contract (PSC), as amended and extended through August 7, 2018 using assumptions regarding levels of expenditures over the life of the PSC, year-end oil and gas prices, firm contract sales commitments, potential sales opportunities and other assumptions.

     (e)  LNG Revenue Recognition
          -----------------------
          The Company recognizes its share of liquefied natural gas (LNG) revenues net of LNG plant operating costs, transportation charges, project debt service and other miscellaneous costs. The Company is not a party to any gas balancing arrangements.

     (f)  Income and Other Taxes
          ----------------------
          The Company is a partnership and does not pay income taxes. Since the Company's subsidiaries are corporations, income taxes included in the accompanying financial statements represent the domestic and foreign taxes applicable to such entities.

          The Company's subsidiary, Enstar Corporation (Enstar) and its subsidiaries file a consolidated federal corporate income tax return.

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

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


     (g)  Concentrations of Credit Risk
          -----------------------------
          Financial instruments which may subject the Company to concentrations of credit risk consist principally of short-term investments and trade receivables. The Company's excess cash is invested in time deposits with major banks. These deposits are purchased at a maturity of three months or less, and have minimal risk.

          The Company's receivables consist primarily of the revenues derived from the sale of LNG under long-term contracts, extensions to these long-term contracts, and medium-term contracts with utility and industrial companies in Japan, Taiwan and South Korea.

          The buyers of the LNG make payment in U.S. Dollars to a U.S. bank as trustee for the Joint Venture and other parties. The trustee, after deducting plant operating costs, transportation charges, and project debt service from the gross LNG sales proceeds, distributes the net proceeds to the Joint Venture participants and other parties. The Company's trade receivables at December 31, 1998 result principally from sales of LNG, liquefied petroleum gas (LPG), and oil and are considered current and collectible, and collateral is not required to secure such receivables.

          During 1998, sales to Chubu Electric Power Co. Inc. and Korea Gas Corporation individually accounted for more than 10 percent of the
          Company's total revenues.   During 1997 and 1996, sales to Kansai
          Electric Power Co. Inc. and Chubu Electric Power Co., Inc. (and Osaka Gas Co. in 1996) accounted for more than 10 percent of the total Company's revenues.

     (h)  Fair Value of Financial Instruments
          -----------------------------------
          The Company has various types of financial instruments consisting of cash and cash equivalents, accounts receivable, other current assets, accounts payable, advances from joint venture partners, income and other taxes payable, and accrued liabilities. The carrying amount approximates fair value because of the short maturity of these instruments.

     (i)  Foreign Currency and Forward Exchange Contracts
          -----------------------------------------------
          The functional currency for translating the accounts of foreign subsidiaries is the U.S. Dollar. Transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in the determination of net earnings.

          A portion of the Joint Venture costs and expenditures are denominated
          in the Indonesian currency (the Rupiah).   The Joint Venture may enter
          into forward exchange contracts to hedge some of these identifiable commitments denominated in the foreign currency. Any gain or loss on contracts designated as hedges of identifiable foreign currency commitments would be deferred and included in the measurement of the related foreign currency transaction. In the event of an early termination of a firm commitment, any deferred gain or loss would be immediately recognized. The Company does not hold or issue financial instruments for trading purposes.

     (j)  Pensions and Other Postretirement Benefits
          ------------------------------------------
          Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132 and restated all previously reported benefit plan disclosures to conform with the new disclosure requirements, the effects of which are more fully described in Note 11, Benefit Plans. SFAS No. 132 standardized the disclosure requirements for pension and other postretirement benefits to the extent practicable, requiring additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis and eliminate certain disclosures. SFAS No. 132 did not change the measurement of recognition of those benefit plans.

(3)  INDONESIAN OIL AND GAS PROPERTIES

     The Company, through its subsidiaries, has a 23.125 percent interest in, and is the operator of, the Joint Venture that has certain oil and gas exploration and production rights in Indonesia through a Production Sharing Contract (PSC) which was amended and extended in 1990 until August 7, 2018 with PERTAMINA, the state petroleum enterprise of the Republic of Indonesia. In addition, other subsidiaries

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


(3)  INDONESIAN OIL AND GAS PROPERTIES  (continued)

     of ARCO and LASMO each own a 26.25 percent interest in the Joint Venture.

     Virginia Indonesia Company (VICO), a subsidiary of the Company, is the operator of the Joint Venture and is responsible for conducting exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture partners to VICO. In addition to operating management responsibility, VICO acts as a custodian of Joint Venture cash received from its partners until disbursed in payment of operating and capital expenditures. At December 31, 1998 and 1997, cash and cash equivalents advanced from the other Joint Venture partners were $4,556 and $2,637 respectively.

     The PSC permits the Joint Venture to recover their costs of exploration, development and production, including general and administrative expenses, from oil and gas revenues as follows: capital costs are based on recoverable double-declining balance depreciation over various useful lives, which average fourteen years; non-capital costs are recovered in the year incurred.

     The Joint Venture, and thus the Company, has no ownership interest in oil and gas reserves and related assets, but rather receives revenues from the sale of oil, condensate, liquefied petroleum gas (LPG) and LNG in accordance with the PSC. The Joint Venture is required to sell one-fourth of its equity share of total oil and condensate production from the East Kalimantan Contract Area for Indonesian domestic consumption. The sales price for the domestic market consumption is $0.20 per barrel with respect to fields commencing production prior to February 23, 1989. For fields commencing production after that date, domestic market consumption is priced at 10 percent of the weighted average price of crude oil sold from such fields. However, for the first sixty consecutive months of production from new fields, domestic market consumption is priced at the official Indonesian Crude Price (ICP) for that field. In 1997, the Joint Venture received new field incentive status for its Beras field following the completion of a pipeline between the Mutiara and Nilam fields. These incentives included a sixty-month domestic obligation holiday beginning in 1998 for the production from Beras in excess of 9,000 barrels of oil per day from the total production of the Mutiara, Pamaguan and Beras fields.

     The share of revenues from the sale of gas, excluding cost recovery, through August 7, 1998 was 35 percent to the Joint Venture after Indonesian income taxes and 65 percent to PERTAMINA. The split after August 7, 1998 is 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to PERTAMINA for gas sales under the 1981 LNG Sales Contract and extensions, Korean carryover quantities, and the LPG Sales Contracts, to the extent that the gas to fulfill these contracts is supplied from the Badak or Nilam fields. For the gas used to fulfill a portion of the three-year extension (August 8, 1998 - 1999) and the eleven-year extension (2000
     - 2010) to the 1973 LNG Sales Contract that is supplied from the Badak or Nilam fields, 41.655 percent of such gas shall be split 25 percent to the Joint Venture after Indonesian income taxes and 75 percent to PERTAMINA, with the remaining gas supplying this extension to be split 30 percent to the Joint Venture after Indonesian income taxes and 70 percent to PERTAMINA. All other LNG and LPG sales contract revenues after August 7, 1998 will be split 30 percent after Indonesian income taxes to the Joint Venture and 70 percent to PERTAMINA.

     Based on current and projected oil production, the revenue split from oil sales, excluding cost recovery, through August 7, 2018 will remain at 15 percent to the Joint Venture after Indonesian income taxes and 85 percent to PERTAMINA. These revenue splits are based on Indonesian income taxes of 56 percent through August 7, 1998, and 48 percent thereafter.

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

     Company's ability to generate cash. However, the economic uncertainties in Southeast Asia have impacted the ability of certain customers to take (or pay for) their contracted commitments. PERTAMINA, as the Seller party under all LNG Sales Contracts, has been in negotiations with Korea Gas Corporation (KGC) of South Korea because of difficulties experienced in taking some of their 1998 contractual quantities. Also, the Chinese Petroleum Corporation (CPC) has advised PERTAMINA that they expect similar difficulties in taking some of their 1999 contractual quantities.

     In 1998, approximately 73 percent of the Joint Venture PSC's share of LNG was sold by PERTAMINA to Japanese customers. Of the remaining 27 percent, 18 percent was sold to KGC and 9 percent was sold to CPC of Taiwan. The 1999 LNG program anticipates that 68 percent of LNG sales will be sold to Japanese customers, 19 percent will be sold to KGC and 13 percent will be sold to CPC.

 (4) CASH AND CASH EQUIVALENTS

     At December 31, 1998 and 1997, cash and cash equivalents included short-term deposits and highly liquid debt instruments, with a maturity of three months or less, of $9,122 and $4,454, respectively.

(5)  FORWARD EXCHANGE CONTRACTS

     VICO, as operator of the Joint Venture, entered into two forward exchange contracts in December of 1997 and one in January of 1998 in an effort to lock in a portion of the Rupiah-denominated costs of the Joint Venture. All forward exchange contracts were completed by the end of 1998 and resulted in hedging losses of approximately $2,533 net to the Company. At December 31, 1998, neither VICO nor the Company had any open forward exchange contracts.

(6)  PROPERTY, PLANT AND EQUIPMENT

     As at December 31, 1998 and 1997, property, plant and equipment was as follows:

                                                  1998          1997
                                                  ----          ----
     Oil and gas properties                 $1,120,150    $1,097,568
     Less: Accumulated depletion               800,520       761,226
                                               -------       -------
                                               319,630       336,342
     Other, net of accumulated depreciation
       of $1,464 in 1998 and $1,925 i n 1997       501           423
                                               -------       -------
                                              $320,131      $336,765
                                               =======       =======
(7)  ACCRUED LIABILITIES

     As at December 31, 1998 and 1997, accrued liabilities consisted of:

                                                 1998         1997
                                                 ----         ----
     Accrued IPU liability                     $3,662       $5,642
     Indonesian operating accruals              7,758        8,046
     Other                                        292          450
                                                -----        -----
                                              $11,712      $14,138
                                              =======      =======

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


(8)  LEASES

     The Joint Venture's minimum future rental payments required by year under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are:

          1999                                $ 4,658
          2000                                  3,589
          2001                                    144
          2002                                    145
          2003 and thereafter                       -
                                              -------
          Total                               $ 8,536
                                              =======

     The above commitments represent leases on the Joint Venture's U.S. and Indonesian offices, housing leases, and contract commitments with various suppliers which cover drilling services, geological services, and office administrative functions, and are included net of estimated cost recovery.

     Rent expense, net of cost recovery, was $2,095, $2,270 and $3,123 for the last three years, respectively. The Company charges its proportionate share of the Joint Venture's rent expense to operations for all operating leases.

(9)  INCOME AND OTHER TAXES

     At December 31, 1998, the Company had investment tax credit carryforwards of $884, net foreign tax credit carryovers of $37,860 for regular tax purposes, and $151,843 for alternative minimum tax purposes, all of which expire in 1999 through 2004.

     At December 31, 1998 and 1997, the Company had minimum tax credits of $25,833 and $24,213 that carry forward indefinitely. Deferred tax assets of $37,860 and $40,254 for foreign tax credit carryforwards, investment tax credit carryforwards of $884 and $1,331, and minimum tax credits of $25,833 and $24,213 at December 31, 1998 and 1997, respectively, have been offset by a valuation allowance.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities as of December 31, 1998 and 1997 were:

                                                   1998      1997
                                               --------   -------
      Deferred tax liabilities:
       Oil and gas proven property costs
        capitalized for financial purposes
        and deducted for foreign tax           $124,259  $148,135
                                               ========  ========

     For financial reporting purposes, earnings before income taxes included the following components:

                                       1998        1997      1996
                                       ----        ----      ----
      Pretax Income (Loss):
       U.S.                           $(525)    $(1,936)  $(1,403)
       Foreign                       84,784     148,021   180,532
                                     ------     -------   -------
                                    $84,259    $146,085  $179,129
                                     =======   ========  ========

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


(9)  INCOME AND OTHER TAXES (continued)

     Significant components of the provision for income taxes were:

                                        1998        1997      1996
                                        ----        ----      ----
      Current:
       Federal                        $1,650      $2,770    $3,686
       Foreign                        51,211     102,150   128,306
                                      ------     -------   -------
                                      52,861     104,920   131,992
                                      ------     -------   -------
      Deferred:
       Foreign                       (19,064)     (5,953)   (4,277)
                                     -------      ------    ------
                                     $33,797     $98,967  $127,715
                                     =======      ======  ========

     The following reconciliation shows income tax attributable to earnings computed at the U.S. federal statutory rates based on income tax expense:

                                       1998     1997      1996
                                       ----     ----      ----
     Tax at U.S. Statutory Rate       35.0 %    35.0 %    35.0%

     Foreign statutory tax rate in
      excess of federal statutory
      tax rate                        17.8 %    21.0 %    21.0%

     Expenses not deductible in
      calculating Indonesian taxes     7.6 %    11.2 %    12.8%

     U.S. taxes related to foreign
      operations                       2.0 %     1.9 %     2.1%

     Cumulative decrease in foreign
      tax rate                       (18.7) %    0.0 %     0.0 %

     Other                            (3.6) %   (1.3)%     0.4%
                                     -------- -------     -----
     Total                            40.1 %    67.8 %    71.3%
                                     ======    ======     =====

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

     The method of calculating an IPU payment was the result of negotiations among the parties to the 1984 merger of Enstar into the Company and represents the amount of future income from the Joint Venture that the Company has agreed to pay to the former stockholders of Enstar in the form
     of payments on the IPUs.   The Indenture between the Company and Bank of
     New York (formerly Irving Trust Company) as trustee dated September 25, 1984 sets forth the terms of the IPUs and the actions to be taken by the Company and the trustee with respect to the IPUs. As required by the Indenture, the Company maintains an irrevocable letter of credit for the benefit of the IPU holders in an amount equal to 240 percent of the most recent quarterly distribution.

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


(10)INDONESIAN PARTICIPATING UNITS (IPUs) (continued)

     While the amount of the participation payments, which are treated as reductions from revenues, will vary from quarter to quarter depending upon the level of Net Cash Flow, payment of the amounts to the IPU holders is an obligation of the Company, not dependent upon the discretion of the partners of the Company. The rights of the IPU holders are those of a general creditor of the Company and thus the IPU holders have no equity interest in the Company in the nature of a general or limited partnership interest or otherwise. The IPU holders derive no economic benefit from the business activities of the Company, other than the Joint Venture.

     Each IPU entitles the holder to receive a quarterly participation payment equal to 1/14,077,747 of 32 percent of net positive cash flow until September 25, 1999, at which time the IPUs will expire with no residual value. Due to the expiration of the IPUs on September 25, 1999, there are only three remaining quarterly periods with respect to which holders of IPUs will be entitled to Participation Payments on the IPUs. The Indenture provides that the last quarterly period runs from July 1, 1999 through September 25, 1999, the expiration date of the IPUs.

     With respect to the last quarterly period (July 1, 1999 through September 25, 1999), Net Cash Flow will be calculated for the month of September 1999 and that amount will be prorated for the 25 days of September included in the last quarterly period by multiplying the per day net Cash Flow based on the 30 days in September by the 25 days in the quarterly period. This method of Net Cash Flow, particularly with respect to the last quarterly period, is required by the Indenture.

     Net Cash Flow attributable to IPU holders is equal to the product of (i) a fraction, the numerator which is equal to the number of IPUs outstanding on the last business day of such quarterly period, and the denominator which is 14,077,747, multiplied by (ii) 32 percent of specified revenues, net of specified expenditures, from the Joint Venture.

     At December 31, 1998 and 1997, there were 10,778,590 IPUs issued and outstanding. Based on the closing price on the American Stock Exchange of the IPUs at December 31, 1998 of $0.69 per unit, the outstanding IPUs had a market value of approximately $7,437. The IPUs will be delisted by the American Stock Exchange in connection with their expiration.

                IPU CALCULATION OF NET CASH FLOW AND
                     PARTICIPATION PAYMENTS

                                                  1998     1997
                                                  ----     ----
     Positive cash flow:
     Gas receipts                             $117,386   $205,102
     Oil and condensate receipts                35,079     37,054
     Other non-revenue cash receipts
       from Joint Venture                        6,158      5,867
                                                ------     ------
       Total positive cash flow                158,623    248,023
                                               -------    -------
     Negative cash flow:
     Expenditures to Joint Venture              55,249     59,805
     Indonesian income taxes                    48,886    104,187
                                                ------    -------
       Total negative cash flow                104,135    163,992
                                               -------    -------
     Net positive cash flow from 23.125%
       interest in Joint Venture               $54,488    $84,031
                                               =======    =======
     Net cash flow for benefit of IPU holders  $13,396    $20,587
                                               =======    =======
     Participation Payment per unit            $  1.24    $  1.91
                                               =======    =======

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


(11) BENEFIT PLANS

     VICO has a defined contribution retirement plan for its U.S. Houston-based employees. This plan will terminate at the end of September 1999 following the closure of the Houston office. The plan provides for an annual contribution based on a percentage of each eligible employee's base salary as approved by VICO's Board of Directors. Beginning in 1997, a portion of VICO?s contribution to the plan was in the form of LASMO and UTPH shares purchased at market value on the date of contribution. After the merger of UTPH into ARCO in June of 1998, the UTPH shares in the plan were converted to cash and that portion of VICO's subsequent contributions is now made in LASMO shares. The Joint Venture participants fund defined contribution pension expense and the Company's share of such expense for the last three years was $163, $175, and $191, respectively.

     VICO provides severance pay to all of its employees based upon salary and length of service. Such severance pay is earned over the service life of each employee, is funded by the Joint Venture and is deemed cost recoverable. In December 1998, the VICO Board of Directors approved a plan to close the VICO U.S. Houston-based office by September 30, 1999. The functions currently provided by the 50 employees of VICO's U.S. office will be transferred to the Jakarta office, to a parent company, outsourced or eliminated. Severance pay will be provided to all of VICO's U.S. employees in accordance with established VICO policy guidelines.

     VICO, and the Company, maintain provisions for severance benefits payable to Indonesian national employees and Jakarta-based expatriates. In 1998, the provision maintained by the Company for Indonesian national employees was reduced by $5,041 due to the effect of year-end exchange rates on the obligation, which is denominated in Indonesian currency. In 1997, the Company made no provision because of the voluntary early retirement program in 1997, which was exercised by 325 employees at a cost of $3,947 to the Company. In 1996, the Company provided $1,300 for its share of future severance payments.

     The Company has a defined benefit pension plan established by Enstar that covers Enstar's former employees who are considered terminated and fully vested. Enstar's pension funding policy is to contribute an amount meeting the requirement of the Employees Retirement Income Security Act. During 1997, as part of an effort to terminate the plan, lump sum distributions of approximately $5,500 were made from plan assets. A reconciliation of the benefit obligation, plan assets, and funded status of Enstar's pension plan as at December 31 for the last two years appears below:

                                                   1998       1997
                                                   ----       ----
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year   $ 13,277    $17,562
     Interest cost                                  909      1,249
     Actuarial loss                                 640      1,269
     Settlements                                      -     (5,395)
     Benefits paid                               (1,367)    (1,408)
                                                 ------     ------
     Net benefit obligation at end of year       13,459     13,277
                                                 ------     ------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning
       of year                                    12,024    17,476
     Actual return on plan assets                    738     1,266
     Employer contributions                            -        85
     Settlements                                       -    (5,395)
     Benefits paid                                (1,367)   (1,408)
                                                  ------    ------
     Fair value of plan assets at end of year     11,395    12,024
                                                  ------    ------

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)

(11) BENEFIT PLANS (continued)
                                                    1998      1997
                                                    ----      ----
     FUNDED STATUS                                (2,064)   (1,253)

     Unrecognized net actuarial loss               1,326       515
     Unrecognized net transition obligation          699       734
                                                   -----     ------
     Net amount recognized                          $(39)    $  (4)
                                                   =====     =====

                                                    1997       1998
                                                    ----       ----
     AMOUNTS RECORDED IN THE BALANCE SHEET
     Accrued benefit cost                         $  (39)     $  (4)
     Additional minimum liability                 (2,025)    (1,249)
     Intangible asset                                699        734
     Accumulated other comprehensive income        1,326        515
                                                   -----     ------
     Net amount recognized                        $  (39)    $  (4)
                                                  ======     ======

     The net periodic benefit cost for Enstar's pension plan for the last three years was composed of the following:

                                          1998        1997      1996
                                          ----        ----      ----
COMPONENTS OF NET PERIODIC BENEFIT COST
       Interest cost                     $ 909      $1,249    $1,234
       Expected return on assets          (909)     (1,352)   (1,284)
     Amortization of transition
        obligation                          35          35        35
       Settlement loss                      --         182        --
                                          ----        ----     -----
       Net periodic benefit cost (income)$  35       $ 114     $ (15)
                                          ====       =====     =====
     COMPREHENSIVE (LOSS) INCOME resulting
       from change in additional minimum
       liability                         $(810)      $(406)    $ 658
                                         =====       =====     =====

     The assumed discount rate used in determining the projected benefit obligation was 6.75 percent, 7.00 percent and 7.25 percent for 1998, 1997 and 1996 respectively. The assumed long-term rate of return on plan assets was 8 percent for the last three years. At December 31, 1998, plan assets were invested in fixed income securities.

(12) COMMITMENTS AND CONTINGENCIES

     The Company has pending litigation arising in the ordinary course of its business. However, none of the litigation is expected to have a material adverse effect on the Company's financial position or results of operations. The Company also has a reserve of $7,976 for potential exposure in a royalty dispute. The Company believes it has valid defenses against such claim.

                         UNIMAR COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS UNLESS OTHERWISE INDICATED)


(13) RELATED PARTY TRANSACTIONS

     All aspects of the Company's business that are not associated with the operating management of the Joint Venture such as legal, accounting, tax, and other management functions are supplied by VICO or employees of the partners in accordance with management and service agreements negotiated among the parties. For the last three years, these charges were $405, $430, and $402, respectively.

     The Company holds demand notes in the amount of $40,000 from or guaranteed by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

     In addition to acting as the operator of the Joint Venture, VICO performs engineering, pipeline maintenance, and human-resource related services for the operator of the LNG Plant, P. T. Badak Natural Gas Liquefaction Company (P. T. Badak). During the years ended December 31, 1998 and 1997, VICO billed P. T. Badak $28,977 and $28,862, respectively, for services rendered. Accounts receivable from P. T. Badak were $2,490 and $1,717 at December 31, 1998 and 1997, respectively.

(14) ECONOMIC ENVIRONMENT

     The effects of the adverse economic conditions in Indonesia and other countries in the Asia Pacific region, which began in 1997, continued into 1998. During 1998, approximately 73 percent of the Joint Venture PSC's share of LNG was sold by PERTAMINA to Japanese customers. Of the remaining 27 percent, 18 percent was sold to Korea Gas Corporation (KGC) of South Korea and 9 percent was sold to the Chinese Petroleum Corporation (CPC) of Taiwan. The 1999 LNG program anticipates that 68 percent of LNG sales will be sold to Japanese customers, 19 percent will be sold to KGC of South Korea and 13 percent will be sold to CPC of Taiwan.

     The long-term contracts contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities if not taken. However, the effects of the Asian economic crisis have impacted the ability of certain customers to take (or pay for) their contracted commitments. In 1998, KGC, the Buyer under the Korea II, Korea Medium-Term and Badak V LNG Sales Contracts, experienced difficulties in taking some of its contractual volumes. In early 1998, KGC exercised its contract provision for downward flexibility and also agreed with PERTAMINA that five other 1998 cargoes would be deferred and replaced during the year 2000 with nine cargoes at a small premium price. Subsequently, KGC requested an additional cargo reduction and did not take delivery of certain cargoes. In continuing negotiations between KGC and PERTAMINA, a tentative settlement has been reached which would include the purchase of additional cargoes at a small premium price. Overall, deferred deliveries will be made and compensation will be received for the 1998 cargoes not taken between the years 2000 and 2014. The total effect of the cargoes not taken by KGC in 1998 did not have a significant impact on the Company's earnings.

     In the latter part of 1998, CPC, the Buyer under the Taiwan, Taiwan Medium-Term and Badak VI Sales Contracts, advised the LNG Joint Management
     Group that it would be unable to take delivery of some of its contractual 1999 volumes. While part of this reduction will be through exercise of its contractual provision for downward flexibility, the remaining volumes not taken, if any, will be subject to negotiations between PERTAMINA and CPC. It is not anticipated that these cargo reductions by CPC, if taken, would have a significant impact on the Company's earnings.

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

                         UNIMAR COMPANY AND SUBSIDIARIES


                 SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following items are contained in this section:

(a) Indonesian oil and gas operations
(b) Interim financial data


(a)  INDONESIAN OIL AND GAS OPERATIONS

     The Company's estimated net share of Indonesian oil and gas reserves is shown in Table 1. The estimated proved reserves of gas and oil and condensate attributable to the Joint Venture's interest in the production sharing contract in East Kalimantan were prepared by petroleum engineers employed by LASMO, an affiliate of LOGI.

     Net share estimates are the Company's present best estimates of the share of proved Indonesian reserves the Company would receive in revenue, before Indonesian income taxes, under the terms of the Production Sharing Contract, as amended and extended through August 7, 2018 based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, year-end oil and gas prices, firm contract sales commitments, potential sales opportunities, and other assumptions.

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

     Oil and gas reserves are considered proved if either actual production or conclusive formation tests support economic producibility. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively significant expenditure is required to permit production.

     These estimates do not include reserves which may be found by extension of proved areas, reserves which have been estimated considering known geological and seismic data and previous experience with similar reservoirs, or reserves recoverable by secondary or tertiary recovery methods unless these methods are in operation and showing successful results. These estimates include reserves that are not currently under contract, but which management expects may be marketed during the remaining period in which the Company has the right to produce such reserves, but for which there is no assurance of sales. Estimates of reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates used in connection with financial reporting. Actual future revenues from proved reserves estimates may vary significantly from estimated future cash flows due to changes in prices of oil and gas, and in the timing of actual production in future periods. Actual production and development costs will vary from those estimated due to inflation and other factors.
(a)
     INDONESIAN OIL AND GAS OPERATIONS (continued)

     Table 1 shows the Company's estimated net share of Indonesian oil and gas reserves.


                                     TABLE 1

                       QUANTITIES OF OIL AND GAS RESERVES
                    (OIL IN THOUSANDS OF BBLS; GAS IN MMCFS)
                                   (UNAUDITED)

                                             OIL       GAS

  PROVED DEVELOPED AND UNDEVELOPED RESERVES:

   As of December 31, 1995                15,550     983,316

    Revisions to previous estimates        1,425      (7,573)

    Production                            (1,805)    (95,958)
                                          ------     -------
   As of December 31, 1996                15,170     879,785

    Revisions to previous estimates        2,009      39,607

    Production                            (1,838)    (79,518)
                                          ------     -------
   As of December 31, 1997                15,341     839,874

    Revisions to previous estimates        4,234      68,152

    Production                            (2,300)    (71,364)
                                          ------     -------
   As of December 31, 1998                17,275     836,662
                                          ======     =======

  PROVED DEVELOPED RESERVES:

   As of December 31, 1995                13,782     779,425
                                          ======     =======
   As of December 31, 1996                12,628     695,466
                                          ======     =======
   As of December 31, 1997                13,293     678,854
                                          ======     =======
   As of December 31, 1998                14,185     622,912
                                          ======     =======

(a) INDONESIAN OIL AND GAS OPERATIONS (continued)

     Table 2 shows costs incurred in oil and gas property acquisition, exploration and development activities.

                                     TABLE 2

               COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (THOUSANDS OF DOLLARS) (UNAUDITED)

                                      1998         1997        1996
      Exploration costs             $  990       $2,122      $1,045
      Development costs             27,411       26,749      21,114

     Table 3 shows results of operations for oil and gas producing activities.

                                     TABLE 3

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                       1998         1997         1996
                                       ----         ----         ----
      Revenues                     $138,672     $217,342     $252,653
      Production costs              (13,785)     (25,329)     (23,928)
      Exploration costs                (990)      (2,122)      (1,045)
      Depreciation, depletion and
        amortization                (39,296)     (41,940)     (47,156)
      Income tax expense            (32,147)     (96,197)    (124,210)
                                    -------      -------     --------
      Results of operations for
        producing activities (1)    $52,454      $51,754      $56,314
                                     ======       ======       ======

      (1)  Excludes corporate overhead and interest costs.


     Table 4 shows a standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves using an annual discount of 10 percent and the Company's net share estimates referred to in the preface to Table 1.

     Generally, estimated future cash inflows have been computed by applying year-end prices of oil and gas to estimated future production of proved oil and gas reserves. The LNG crude oil basket prices used in Table 4 for 1998, 1997 and 1996 on a per barrel basis were $12.12, $17.50, and $23.12, respectively. The LNG crude oil basket price from February 28, 1999 for one month's sales was $10.82 per barrel. Future development and production costs have been computed by estimating the future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses have been calculated by using the year-end statutory tax rate for Indonesia of 48 percent. Indonesian net cash flow estimates are the Company's best estimates of the share of future net revenues, after Indonesian taxes and capital and operating contributions to the Joint Venture, that the Company would receive if proved reserves are produced under the terms of the amended and extended PSC based upon assumptions regarding levels of Joint Venture expenditures over the life of the project, firm contract sales commitments and potential sales opportunities and other assumptions. Additionally, the net cash flow estimates include amounts due to the IPU holders until September 25, 1999, the expiration date of the IPUs.

(a) INDONESIAN OIL AND GAS OPERAITONS (continued)

     Because of the number and range of these variables, no representation can be made that the net cash flow estimates set forth below are accurate, and any change in such variables will impact the cash flows the Company may realize in the future.

                                     TABLE 4

          STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND
             CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES
                       AT DECEMBER 31, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                             1998       1997         1996
                                             ----       ----         ----
      Future cash inflows              $1,604,701 $2,285,150   $3,095,956
      Future production and development
        Costs                            (580,171)  (542,951)    (561,737)
      Future income tax expenses         (474,847)  (824,670)  (1,226,268)
                                          -------   --------  -----------
      Future net cash flows               549,683    917,529    1,307,951

      10% annual discount for estimated
        timing of cash flows             (294,322)  (472,164)    (668,376)
                                         --------   --------     --------
      Standardized measure of discounted
        future net cash flows            $255,361   $445,365     $639,575
                                         ========   ========     ========

     The following were the principal sources of changes in the standardized measure of discounted future net cash flows for proved reserves during the last three years:

                                              1998      1997      1996
                                              ----      ----      ----
                                              (THOUSANDS OF DOLLARS)
                                                   (UNAUDITED)
      Standardized measure of discounted future
       net cash flows at beginning of period

                                          $445,365  $639,575  $495,204

      Sales and transfers of oil and gas
        produced, net of production costs (120,183) (188,066) (230,591)

      Net changes in prices and production
        costs                             (359,595) (371,590)  247,938

      Development costs incurred during
        the period                          27,411    26,749    21,114

      Revisions of previous quantity
        estimates                             (657)    8,785   130,797

      Accretion of discount                 78,617   115,004    90,528

      Change in income taxes, net of 10%
        discount                           184,403   214,908  (115,415)
                                           -------   -------  --------
      Standardized measure of discounted
        future net cash flows at end of
        period                            $255,361  $445,365  $639,575
                                          ========  ========  ========

     Note: The standardized measure of discounted future net cash flows at December 31, 1998, 1997, and 1996 included $3,771, $22,264, and $52,060, respectively, in future net cash flows attributable to IPU holders until
     September 25, 1999, the expiration date of the IPUs.    (See Footnote 10.)

(b)  INTERIM FINANCIAL DATA (UNAUDITED)

     The following table shows summary quarterly data for the last three years.

                         1ST          2ND         3RD          4TH
                     QUARTER      QUARTER     QUARTER      QUARTER
                     -------      -------     -------      -------
YEAR ENDED DECEMBER 31, 1998
----------------------------
Revenues             $43,284     $31,298      $31,587      $32,503

Operating profit     $27,309     $17,381      $16,278      $22,876

Net earnings          $9,219      $6,287      $24,699(a)   $10,257

YEAR ENDED DECEMBER 31, 1997
----------------------------
Revenues             $66,283     $50,042      $48,810      $52,207

Operating profit     $48,539     $33,561      $30,503      $34,605

Net earnings         $17,426     $11,354       $9,018       $9,320

YEAR ENDED DECEMBER 31, 1996
----------------------------
Revenues             $68,596     $57,615      $62,693      $63,749

Operating profit     $49,517     $40,861      $43,538      $46,132

Net earnings         $17,461     $12,187      $11,462      $10,304


(a)The third quarter 1998 results included a deferred income tax benefit of $19 million as a result of the change in the Indonesian income tax rate from 56 percent to 48 percent under the amended and extended PSC.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The management, budgeting and financial control of the Company's interest in the Indonesian Joint Venture operations are exercised by a Management Board consisting of six members, three appointed by each partner. As of March 19, 1999, the following individuals serve as members of the Company's Management
Board:

     LINDA A. KUBECKA (age 42) was appointed to the Company's Management Board as a LASMO representative on March 1, 1999. She has served as Partners' Representative for Investor Relations of the Company since September 1997 and is
a Vice President of LASMO America Limited.   She was also appointed Chief
Financial and Accounting Officer for Enstar and VIC in September 1997. Ms. Kubecka has worked on behalf of the Company in various other functions from May 1992 through August 1997.

     PAUL MURRAY (age 37) was appointed to the Company's Management Board as a LASMO representative on March 1, 1999. He is also a Director of Enstar and VIC. He joined LASMO plc in 1989 following the acquisition of Thomson North Sea. He was appointed to the LASMO plc Board of Directors on January 1, 1998 as Corporate Development Director and was appointed Group Finance Director on January 1, 1999.

     JAMES D. ROBERTSON (age 50) was appointed to the Company's Management Board as an ARCO representative on August 31, 1998. He is also a Director of Enstar and VIC. Mr. Robertson served as Vice President of Exploration for ARCO International Oil and Gas Company from 1994 through 1998 and currently serves as Vice President of New Exploration Ventures for ARCO.

     JAMES K. THOMPSON (age 47) was appointed to the Company's Management Board as an ARCO representative on August 31, 1998. Mr. Thompson was also appointed Chairman of the Company on August 31, 1998. He is also a Director of Enstar, VIC and VICO. Mr. Thompson was appointed Executive Vice President of ARCO in January 1998. He was President of ARCO Alaska from June 1994 through January 1998 and President of ARCO Exploration and Production Technology from June 1993 through June 1994.

     RONALD R. WILLIAMS (age 50) was appointed to the Company's Management Board as an ARCO representative on August 31, 1998. He is also a Director of Enstar and VIC. Mr. Williams has served as Associate General Tax Officer for ARCO since 1992.

     CHRIS WRIGHT (age 51) was appointed to the Company's Management Board as a LASMO representative on March 1, 1999. He is also a Director of Enstar, VIC and VICO. He was appointed to the LASMO Board of Directors in July 1997 as Director, New Business and was appointed Group Management Director on January 1, 1999. Mr. Wright spent 20 years in the U.K. and the U.S. for British Petroleum in various senior positions, most recently as Chief Executive of Frontier and International. On leaving British Petroleum in 1995, he joined Mobil Oil where he was President of New Business Development, Asia Pacific and Middle East.

     As set forth above, control of the Company's operations is exercised by the Management Board. The Company, a Texas general partnership, does not have any Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION.

     The Company has no executive officers, and no members of the Management Board are paid directly by the Company. All members of the Management Board are full-time employees of ARCO or LASMO, or their respective subsidiaries, and do not receive any remuneration for their services from the Company. The Company has no employees who are compensated for their services. VICO and its subsidiaries have employees who are responsible for the daily operating activities of the Joint Venture and are compensated by the Joint Venture. See
Item 13 below for information concerning the Company's reimbursement to LASMO for services rendered to the Company by LASMO representatives on the Management Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company is a Texas general partnership and as such has no voting securities apart from the general partnership interests owned by the partners. The following table reflects the beneficial ownership of 100 percent of the partnership interests in the Company as of March 15, 1999:


TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL  AMOUNT BENEFICIALLY
--------------                    OWNER                        OWNED
                        ------------------------------  -------------------
General Partnership Interest
                         LASMO plc                           50%
                         101 Bishopsgate
                         London EC2M 3XH
                         England, U.K.

General Partnership Interest
                         Atlantic Richfield Company          50%
                         515 South Flowers Street
                         Los Angeles, CA  90071


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  All aspects of the Company's business that are not associated with the operatorship of the Joint Venture such as legal, accounting, tax, and other management functions are supplied either by VICO or employees of the partners in accordance with management and service agreements. A management fee of $405 thousand and $430 thousand was charged by VICO in 1998 and 1997, respectively, including $21 in 1997 for services performed by a LASMO representative to the Management Board.

  The Company holds demand notes in the amount of $40,000 from or generated by affiliates of each partner. These funds will be made available to the Company if additional working capital is required.

  As operator of the Joint Venture, VICO conducts exploration and development activities within the PSC area. The cost of such activities is funded by the Joint Venture participants to VICO. In addition, VICO performs engineering, pipeline maintenance and human-resource related services for the operator of the LNG Plant, P.T. Badak Natural Gas Liquefaction Company (P.T. Badak). For the years ended December 31, 1998 and 1997, VICO billed P.T. Badak $28,977 and $28,862, respectively, for services rendered. Accounts receivable from P.T. Badak were $2,490 at December 31, 1998 ($1,717 at December 31, 1997).

                               PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) Financial Statements listed below are included as Part II, Item 8 hereof on the pages indicated:


            Independent Auditors' Report                   21

            Consolidated Balance Sheets,
                   December 31, 1998 and 1997              22

            Consolidated Statements of Earnings,
             Years ended December 31, 1998, 1997 and 1996  23

            Consolidated Statements of Cash Flows,
             Years ended December 31, 1998, 1997 and 1996  24

            Consolidated Statements of Changes in Partners'
             Capital and Comprehensive Income
             Years ended December 31, 1998, 1997 and 1996  25

            Notes to Consolidated Financial Statements     26-36

            Supplemental Financial Information (unaudited) 37-41




     All schedules are omitted, as they are not applicable.

(b)  The following documents are included as Exhibits to this Report.   Unless
     it has been indicated that a document listed below is incorporated by reference herein, copies of the document have been filed herewith.

     (2)-1-Merger Agreement, dated May 22, 1984, and Amendment Agreements thereto, dated June 8, 1984 and June 12, 1984 (incorporated by reference to Annex A to the Prospectus/Proxy Statement included in the Company's Registration Statement on Form S-14 (No. 2-93037)).*

     (2)-2-Agreement of Merger, dated as of August 28, 1984 (incorporated by reference to Annex B to the Prospectus/Proxy Statement included in the Company's Registration Statement on Form S-14 (No. 2-93037)).*

     (2)-3-Divestiture Agreement, dated June 20, 1984 (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-14 (No. 2-93037)).*

     (3)-1-Amended and Restated Agreement of General Partnership of Unimar Company dated September 11, 1990 between Unistar, Inc. and Ultrastar, Inc. (filed as Exhibit (3)-4- to the Company's 1990 Form 10-K (No. 18791)).*

     (4)-1-Form of Indenture between Unimar and Irving Trust Company, as Trustee (filed as Exhibit 4 to the Company's Registration Statement on Form S-14 (No. 2-93037)).*

     (4)-2-First Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar and Irving Trust Co., as Trustee (Exhibit
           (4)-1 above) (filed as Exhibit 10.114 to Union Texas Petroleum Holdings, Inc.'s Registration Statement on Form S-1 (No. 33-16267)).*

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

                       *Incorporated herein by reference.

           Huffington Corporation. (filed as Exhibit (10)-5- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field. (filed as Exhibit (10)-6- to the Company's 1995 Form 10-K (No. 1-8791)).*

     (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-7- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)-10- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-11- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-12- Supply Agreement, dated as of April 14, 1981 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit (10)-12- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit (10)-13- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991

     *Incorporated herein by reference.

           among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit
           (10)-30- to the Company's 1987 Form 10-K (No. 1-8791)).*

     (10)-16- Badak III LNG Sales Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987. (filed as Exhibit (10)-16- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-18- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-19- Schedule A to the LNG Sales and Purchase Contract (Korea II FOB) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-19- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit
           (10)-20- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-
           8791)).*

     (10)-22- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit (10)-23- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-23- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among PERTAMINA, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit
           10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*

     *Incorporated herein by reference.

     (10)-24- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among PERTAMINA, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-9019)).*

     (10)-25- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)-26- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-26- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-27- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-28- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit
           (10)-30- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-30- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-
           8791)).*

     (10)-31- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-32- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-33- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective

     *Incorporated herein by reference.

           January 1, 1990. (filed as Exhibit (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*

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

     *Incorporated herein by reference.

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

     *Incorporated herein by reference.

    (10)-52-Allocation of Supply Entitlements between the Arun and Bontang Plants for LNG Sales (effective January 1, 1995). (filed as Exhibit (10)-52- to the Company's 1995 Form 10-K (No. 1-8791)).*

     (10)-53- Memorandum of Understanding re: Supply Agreements and Package VI Sales dated and effective as of the 27th day of October, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA"); TOTAL Indonesie and Indonesia Petroleum, Ltd., (collectively referred to as the "TOTAL Group"); Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company (collectively referred to as the "VICO Group"); Indonesia Petroleum, Ltd., in respect of its interest in a certain portion of the Attaka Unit (referred to as "INPEX Attaka"); and Unocal Indonesia Company (referred to as "UNOCAL") (the TOTAL Group, the VICO Group, INPEX Attaka, and UNOCAL each referred to as an "East Kalimantan Contractor Group" and collectively called the "East Kalimantan Contractors"). (filed as Exhibit (10)-53- to the Company's 1995 Form 10-K (No. 1-8791)).*

     (10)-54- Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.8 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9010)).*

     (10)-55- Package V Supply Agreement (1995 - 1999 LNG Sales to Korea Gas Corp.) dated June 16, 1995, but effective as of September 30, 1994, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-55- to the Company's 1995 Form 10-K (No. 1-
           8791)).*

     (10)-56- Package V Supply Agreement (1998 - 1999 LNG Sales to Chinese Petroleum Corporation), dated as of June 16, 1995, but effective as of December 6, 1994, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-56- to the Company's 1995 Form 10-K (No. 1-8791)).*

     (10)-57- Tripartite Agreement Regarding Producer Contributions to Dwiputra Costs, dated as of January 1, 1995, by and among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA"); Mobil Oil Indonesia Inc. ("Mobil"); and Virginia Indonesia Company, Total Indonesie, and Unocal Indonesia Company, acting on behalf of themselves and all other LNG producers in the East Kalimantan Production Sharing Contracts (collectively, the "East Kalimantan Producers"). (filed as Exhibit(10)-57- to the Company's 1995 Form 10-K (No. 1-8791)).*

     (10)-58- Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-59- Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as Agent on behalf of the Majority Tranche B Lenders (filed as Exhibit 10.6 to the Union Texas Petroleum Holdings., Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-
           9019)).*

     *Incorporated herein by reference.

     (10)-60- Amendment No. 1 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-
           9019)).*

     (10)-61- Bontang V Loan Agreement, dated as of July 1, 1995, among BankAmerica International, as Trustee under the Bontang V Trustee and Paying Agent Agreement, as Borrower, Bontang Train-G Project Finance Co., Ltd. ("Tranche A Lender"), the banks named therein as Tranche B Lenders, The Long-Term Credit Bank of Japan, Limited, New York Branch ("Facility Agent"), The Fuji Bank, Limited ("Intercreditor Agent"), Credit Lyonnais ("Technical Agent"), and Credit Lyonnais, The Fuji Bank, Limited and The Long-Term Credit Bank of Japan, Limited (collectively, the "Arrangers") (filed as Exhibit 10.1 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-62- Bontang V Producers Agreement, dated as of July 1, 1995, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia Petroleum, Ltd. (collectively, the "Producers"), in favor of the Tranche A Lender, Facility Agent, Intercreditor Agent, Technical agent and Arrangers (filed as Exhibit
           10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-63- Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica International, as Trustee and Paying Agent (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended September 30, 1995 (Commission File No. 1-9019)).*

     (10)-64- Bontang V Disbursement Trustee and Paying Agent Agreement dated as of July 1, 1995, by and among BankAmerica International, not in its individual capacity but solely as trustee and paying agent (in such capacity, the "Bontang V Trustee") under the Bontang V Trustee and Paying Agent Agreement dated as of July 1, 1995, as the same may be amended from time to time (the "Bontang V Trust Agreement"); and BankAmerica International, not in its individual capacity but solely as disbursement trustee and paying agent under this Agreement (filed as Exhibit (10)-64-to the Company's 1995 Form 10-K (No. 1-8791)).*

     (10)-65- First Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Korea Gas Corporation under Badak V), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. And Virginia International Company (filed as Exhibit 10.2 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-66- Second Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Chinese Petroleum Corporation under Badak VI), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-67- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Korea Gas Corporation under Badak V, dated as of May 1, 1996, between PERTAMINA and Virginia

     *Incorporated herein by reference.

           Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas Est Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-68- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Chinese Petroleum Corporation under Badak VI, dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-69- First Supply Agreement for Package VI Excess Sales (2003-2008 LNG Sales under the Second Amended and Restated 1981 Badak Sales Contract), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.6 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-70- Memorandum of Agreement for Purchase and Sale of LNG During 1996 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA") ("Seller") and Korea Gas Corporation ("Kogas") ("Buyer") for the sale and purchase of certain quantities of LNG (filed as Exhibit (10)-70- to the Company's 1996 Form 10-K (No. 1-
           8791)).*

     (10)-71- $1,127,000,000 Bontang VI Loan Agreement, dated as of March 4, 1997, among Bank of America National Trust and Savings Association, as Trustee under the Bontang VI Trustee and Paying Agent Agreement, as borrower, Bank of Taiwan New York Agency as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

     (10)-72- Bontang VI Producers Agreement, dated as of March 4, 1997, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), Total Indonesie, Virginia Indonesia Company, Union Texas East Kalimantan Limited, LASMO Sanga Sanga Limited, Virginia International Company, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Indonesia Petroleum, Ltd., Unocal Indonesia Company (collectively, the "Producers"), in favor of Bank of Taiwan New York Agency, as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1- 9019)).*

     (10)-73- Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and Bank of America National Trust and Savings Association, as Trustee and Paying Agent (filed as Exhibit
           10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

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

     *Incorporated herein by reference.

     (10)-75- Amendment No. 2 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of March 4, 1997, among BankAmerica International, as Trustee, and the Producers (filed as Exhibit (10)-1- to the Company's Form 10-Q for the quarter ended June 30, 1997 (No. 1-8791)).*

     (10)-76- Bontang VI Disbursement Trustee and Paying Agent Agreement dated as of March 19, 1997, between Bank of America National Trust and Savings Association, as Bontang VI Trustee, and Bank of America National Trust and Savings Association, as Disbursement Trustee (filed as Exhibit (10)-2- to the Company's Form 10-Q for the quarter ended June 30, 1997 (No. 1-8791)).*

     (10)-77- Addendum to Badak IV LNG Sales Contract Supply Agreement, dated January 31, 1994, but effective as of October 23, 1990, by and between Pertamina, on the one hand, and VICO, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.112 to the Union Texas Petroleum Holdings, Inc. 1997 Form 10-K (Commission File No. 1-9019)).*

     (10)-78- Memorandum of Agreement, effective as of December 6, 1994, between Pertamina and Chinese Petroleum Corporation for sale and purchase of LNG during 1998 and 1999 (files as Exhibit 10.115 to the Union Texas Petroleum Holdings, Inc. 1997 Form 10-K (Commission File No. 1-
           9019)).*

     (10)-79- Supplemental Memorandum, dated as of August 24, 1983, by and between Pertamina and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Indonesian Superior Oil Company, Union Texas Far East Corporation and Universe Tankships, Inc (filed as Exhibit 10.118 to the Union Texas Petroleum Holdings, Inc. 1997 Form 10-K (Commission File No. 1-9019)).*

     (21)-1-  List of Subsidiaries of the Company.

     (23)-1-  Consent of KPMG LLP.

     (27)-1- Financial Data Schedule for the twelve months ended December 31, 1998.

(c)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1998.




                       *Incorporated herein by reference.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNIMAR COMPANY



March 19, 1999                            By   /S/ JAMES K. THOMPSON
                                             ---------------------------
                                             James K. Thompson
                                             Chairman of the Management Board


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 19, 1999.



By /S/ LINDA A. KUBECKA                      By   /S/ JAMES D. ROBERTSON
   --------------------------------------         -----------------------
   Linda A. Kubecka                               James D. Robertson
   Management Board                               Management Board
   (LASMO Representative)                         (ARCO Representative)





By /S/ PAUL MURRAY                           By   /S/ JAMES K. THOMPSON
   ---------------------------------------        -----------------------
   Paul Murray                                    James K. Thompson
   Management Board                               Chairman of the Management
   (LASMO Representative)                          Board
                                                  (ARCO Representative)






By /S/ CHRIS WRIGHT                         By /S/ RONALD R. WILLIAMS
   ---------------------------------------     ------------------------
   Chris Wright                                Ronald R. Williams
   Management Board                            Management Board
   (LASMO Representative)                      (ARCO Representative)

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

     (10)-2- Agreement dated as of October 1, 1979, among the parties to the Joint Venture Agreement referred to in Exhibit (10)-1-above (filed as Exhibit 5.2 to Registration Statement No. 2-66661 of Alaska Interstate Company).*

     (10)-3- Amendment to the Operating Agreement dated April 1, 1990, between Roy M. Huffington, Inc., a Delaware corporation, Ultramar Indonesia Limited, a Bermuda corporation, Virginia Indonesia Company, a Delaware corporation, Virginia International Company, a Delaware corporation, Union Texas East Kalimantan Limited, a Bahamian corporation, and Universe Gas & Oil Company, Inc., a Liberian corporation. (filed as Exhibit (10)-3- to the Company's 1993 Form 10-K (No. 1-8791)).*

      (10)-4- Amended and Restated Production Sharing Contract dated April 23, 1990 (effective August 8, 1968 - August 7, 1998) by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and Roy M. Huffington, Inc., Virginia

     *Incorporated herein by reference.

              International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit (10)-4- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-5- Production Sharing Contract dated April 23, 1990 (effective August 8, 1998 - August 7, 2018) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and Roy
              M. Huffington, Inc., Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation. (filed as Exhibit
              (10)-5- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-6- Nilam Unit Agreement, effective as of January 1, 1980, to establish the manner in which the Joint Venture and Total will cooperate to develop the unitized area of the Nilam Field. (filed as Exhibit (10)-6- to the Company's 1995 Form 10-K (No. 1-8791)).*

     (10)-7- Fourth Amended and Restated Implementation Procedures for Crude Oil Liftings, effective as of July 1, 1993, among Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-7- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-8- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-8- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-9- Amendment to the 1973 LNG Sales Contract dated as of the 3rd day of December, 1973, amended by Amendment No. 1 dated as of the 31st day of August, 1976, and amended and restated as of the 1st day of January, 1990 ("1973 LNG Sales Contract"), is entered into as of the 1st day of June, 1992, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, a state enterprise of the Republic of Indonesia (Seller), on the one hand, and Kyushu Electric Power Co., Inc. (Kyushu Electric), Nippon Steel Corporation (Nippon Steel), and Toho Gas Co., Ltd. (Toho Gas), all corporations organized and existing under the laws of Japan, on the other hand. (filed as Exhibit (10)-9- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-10- Amended and Restated Supply Agreement (In Support of the Amended and Restated 1973 LNG Sales Contract) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective December 3, 1973. (filed as Exhibit (10)-10- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-11- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-11- to the Company's 1993 Form 10-K (No. 1-8791)).*

                       *Incorporated herein by reference.

    (10)-12- Supply Agreement, dated as of April 14, 1981 between
              Perusahaan Pertambangan Minyak Dan Gas Bumi Negara
              (PERTAMINA) and the parties to the Joint Venture Agreement, including the Company. (filed as Exhibit (10)-12- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-13- Seventh Supply Agreement for Excess Sales (Additional Fixed Quantities under Badak LNG Sales Contract as a Result of Contract Amendment and Restatement) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company, dated September 28, 1992, but effective as of January 1, 1990. (filed as Exhibit (10)-13- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-14- Bontang II Trustee and Paying Agent Agreement Amended and Restated as of July 15, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Virginia International Company, Union Texas East Kalimantan Limited, Ultramar Indonesia Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International. (filed as Exhibit (10)-14- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-15- Producers Agreement No. 2 dated as of June 9, 1987 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA), Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation in favor of The Industrial Bank of Japan Trust Company as Agent (filed as Exhibit (10)-30- to the Company's 1987 Form 10-K (No. 1-
              8791)).*

     (10)-16- Badak III LNG Sales Contract between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) as Seller and Chinese Petroleum Corporation as Buyer signed on March 19, 1987. (filed as Exhibit (10)-16- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-17- Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-17- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-18- LNG Sales and Purchase Contract (Korea II) effective May 7, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-18-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-19- Schedule A to the LNG Sales and Purchase Contract (Korea II
              FOB) between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Korea Gas Corporation. (filed as Exhibit (10)-19-to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-20- Bontang III Producers Agreement, dated February 9, 1988, among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-20- to the Company's 1993 Form 10-K (No. 1-8791)).*

                       *Incorporated herein by reference.

     (10)-21- Amendment No. 1 to Bontang III Producers Agreement dated as of May 31, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, Virginia Indonesia Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank of Japan Trust Company, as Agent and The Industrial Bank of Japan Trust Company on behalf of the Tranche B Lenders. (filed as Exhibit (10)-21- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-22- $316,000,000 Bontang III Loan Agreement dated February 9, 1988 among Continental Bank International as Trustee, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company as Agent. (filed as Exhibit (10)- 23- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-23- Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among PERTAMINA, Roy M. Huffington, Inc., Huffington Corporation, Virginia International Company, VICO, Ultrastar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total Indonesia, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank International (filed as Exhibit 10.42 to the Union Texas Petroleum Holdings, Inc.'s 1991 Form 10-K (Commission File No. 1-9019)).*

     (10)-24- Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among PERTAMINA, VICO, Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total Indonesia, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and Continental Bank International, as Bontang III Trustee (filed as Exhibit 10.83 to the Union Texas Petroleum Holdings, Inc.'s 1992 Form 10-K (Commission File No. 1-
              9019)).*

     (10)-25- Amended and Restated Debt Service Allocation Agreement dated February 9, 1988 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Roy M. Huffington, Inc., Virginia International Company, Ultramar Indonesia Limited, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation, Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd. (filed as Exhibit (10)-26- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-26- Letter agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara and Chinese Petroleum Corporation, dated December 1, 1989. (filed as Exhibit (10)-27- to the
              Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-27- Badak IV LNG Sales Contract dated October 23, 1990 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA), as Seller and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-29- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-28- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Hiroshima Gas Co., Ltd. and Nippon Gas Co., Ltd., as Buyers. (filed as Exhibit (10)-30- to the Company's 1993 Form 10-K (No. 1-8791)).*

                       *Incorporated herein by reference.

     (10)-29- LNG Sales Contract dated as of October 13, 1992 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, as Seller and Osaka Gas Co., Ltd., as Buyer. (filed as Exhibit
              (10)-31- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-30- Supply Agreement for Natural Gas to Badak IV LNG Sales Contract dated August 12, 1991 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company. (filed as Exhibit (10)-32- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-31- Second Supply Agreement for Package IV Excess Sales (Osaka Gas Contract - Package IV Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1991. (filed as Exhibit (10)-33- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-32- Third Supply Agreement for Package IV Excess Sales (Toho Gas Contract - Package IV Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 28, effective January 1, 1991. (filed as Exhibit (10)-34- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-33- Eleventh Supply Agreement for Package IV Excess Sales (1973 Contract Build-Down Quantities) between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company dated September 22, 1993, effective January 1, 1990. (filed as Exhibit (10)-35- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-34- Bontang IV Producers Agreement dated August 26, 1991 by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd., in favor of The Chase Manhattan Bank, N.A. as Agent for the Lenders. (filed as Exhibit (10)-36- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-35- $750,000,000 Bontang IV Loan Agreement dated August 26, 1991 among Continental Bank International as Trustee under the Bontang IV Trustee and Paying Agent Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi Bank, Limited as Coordinators, the other banks and financial institutions named herein as Arrangers, Co-Arrangers, Lead Managers, Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and the Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank, N.A. as Agent. (filed as Exhibit (10)-37- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

     (10)-36- Bontang IV Trustee and Paying Agent Agreement dated August 26, 1991 among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara, Virginia Indonesia Company, Opicoil Houston, Inc., Virginia International Company, Ultramar Indonesia

                       *Incorporated herein by reference.

              Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and Continental Bank
              International. (filed as Exhibit (10)-38- to the Company's 1993 Form 10-K (No. 1-8791)).*

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

     (10)-42- Bontang LPG Supply Agreement, dated November 17, 1987, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and the parties to the Joint Venture Agreement. (filed as Exhibit (10)-45- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-43- Advance Payment Agreement between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (PERTAMINA) and Arun Bontang Project Finance Co., Ltd., dated February 16, 1987 (filed as Exhibit (4)-15- to the Company's 1986 Form 10-K (No. 1-
              8791)).*

     (10)-44- Agreement and Plan of Reorganization of ENSTAR Corporation, dated December 22, 1989, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Newstar Inc., Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-47- to the Company's 1993 Form 10-K (No. 1-
              8791)).*

                       *Incorporated herein by reference.

     (10)-45- Amendment to Agreement and Plan of Reorganization of ENSTAR Corporation, dated May 1, 1990, by and among Unimar Company, Ultrastar, Inc., Unistar, Inc., ENSTAR Corporation, Ultramar Production Company, Union Texas Development Corporation, Union Texas Petroleum Corporation and Ultramar America Limited. (filed as Exhibit (10)-48- to the Company's 1993 Form 10-K (No. 1-8791)).*

     (10)-46- Addendum to Badak IV LNG Sales Contract Supply Agreement (effective October 23, 1990), dated January 31, 1994, by and between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA") and Virginia Indonesia Company ("VICO"), LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., and Virginia International Company. (filed as Exhibit (10)-48-to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-47- Memorandum of Agreement for Purchase and Sale of LNG During 1995 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA") ("Seller") and Korea Gas Corporation ("KGC") ("Buyer") for the sale and purchase of certain quantities of LNG. (filed as Exhibit (10)-49- to the Company's 1994 Form 10-K (No. 1-8791)).*

     (10)-48- Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("PERTAMINA"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers (filed as Exhibit 10.7 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-
              9019)).*

     (10)-49- Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of August 3, 1995, between PERTAMINA, as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyers with related letter agreement, dated August 3, 1995, between Seller and Buyers. (filed as Exhibit 10.104 to the Union Texas Petroleum Holdings, Inc. 1995 Form 10-K (Commission File No. 1-9019)).*

     (10)-50- LNG Sales and Purchase Contract (Badak V) dated August 12, 1995, between PERTAMINA and Korea Gas Corporation. (filed as Exhibit 10.105 to the Union Texas Petroleum Holdings, Inc. 1995 Form 10-K (Commission File No. 1-9019)).*

     (10)-51- LNG Sales and Purchase Contract (Badak VI), dated October 25, 1995, between PERTAMINA and Chinese Petroleum
              Corporation. (filed as Exhibit 10.106 to the Union Texas Petroleum Holdings, Inc. 1995 Form 10-K (Commission File No. 1-9019)).*

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

                       *Incorporated herein by reference.

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

                       *Incorporated herein by reference.

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

                       *Incorporated herein by reference.

              Company, Inc. and Virginia International Company (filed as
              Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-67- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Korea Gas Corporation under Badak V, dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas Est Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-68- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Chinese Petroleum Corporation under Badak VI, dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.5 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-69- First Supply Agreement for Package VI Excess Sales (2003-2008 LNG Sales under the Second Amended and Restated 1981 Badak Sales Contract), dated as of May 1, 1996, between PERTAMINA and Virginia Indonesia Company, LASMO Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company (filed as Exhibit 10.6 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 1-9019)).*

     (10)-70- Memorandum of Agreement for Purchase and Sale of LNG During 1996 - 1999 between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (?PERTAMINA?) (?Seller?) and Korea Gas Corporation (?Kogas?) (?Buyer?) for the sale and purchase of certain quantities of LNG (filed as Exhibit (10)-70- to the Company's 1996 Form 10-K (No. 1-8791)).*

     (10)-71- $1,127,000,000 Bontang VI Loan Agreement, dated as of March 4, 1997, among Bank of America National Trust and Savings Association, as Trustee under the Bontang VI Trustee and Paying Agent Agreement, as borrower, Bank of Taiwan New York Agency as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.3 to the Union Texas Petroleum Holdings, Inc. form 10-Q for the quarter ended March 31, 1997 (Commission File No. 1-9019)).*

     (10)-72- Bontang VI Producers Agreement, dated as of March 4, 1997, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara (?Pertamina?), Total Indonesie, Virginia Indonesia Company, Union Texas East Kalimantan Limited, LASMO Sanga Sanga Limited, Virginia International Company, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Indonesia Petroleum, Ltd., Unocal Indonesia Company (collectively, the ?Producers?), in favor of Bank of Taiwan New York Agency, as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein (filed as Exhibit 10.4 to the Union Texas Petroleum Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997

                       *Incorporated herein by reference.

              (Commission File No. 1-9019)).*

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

     (23)-1-  Consent of KPMG LLP.

     (27)-1- Financial Data Schedule for the twelve months ended December 31, 1998.



















                       *Incorporated herein by reference.