Form 10-Q
period 1999-03-31
UNIMAR CO
filed 1999-05-13
CIK 752290

UNIMAR COMPANY

                       TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

   ITEM 1.Financial Statements

        Condensed Consolidated Statements of Earnings
           for the Three Months ended March 31, 1999 and
           March 31, 1998                                     1

        Condensed Consolidated Balance Sheets
           as of March 31, 1999 and December 31, 1998         2

        Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and
           March 31, 1998                                     3

        Notes to Condensed Consolidated Financial Statements
           as of March 31, 1999                               4


   ITEM 2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations                5

PART II.  OTHER INFORMATION

   ITEM 5. Other Events                                        9

   ITEM 6.Exhibits and Reports on Form 8-K                    9


SIGNATURE                                                     10

                PART I.   FINANCIAL INFORMATION

                UNIMAR COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (THOUSANDS OF DOLLARS)
                          (UNAUDITED)

                                        THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                        1999                1998
                                        -----               -----

Gas revenues                            $24,370             $38,679
Oil and condensate revenues               8,481               9,253
Less:  IPU cost                          (3,269)             (4,648)

   Total revenues                        29,582              43,284

Production costs                          5,900               4,617
Depletion, depreciation and
amortization                             11,141              10,724
Exploration costs including dry holes        55                 634
                                         ------             -------
   Total cost of sales                   17,096              15,975
                                         ------             -------
Operating profit                         12,486              27,309

General and administrative expenses         211                 196
Other income                                (13)                 (7)
                                        -------             -------
Earnings before income taxes             12,288              27,120

Income tax expense (benefit)
   Current                                8,798              19,386
   Deferred                                 472              (1,485)
                                        -------             -------
                                          9,270              17,901
                                        -------             -------
Net earnings                             $3,018              $9,219
                                        ======              ======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         UNIMAR COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                       MARCH 31,   DECEMBER 31,
                                          1999         1998
                                        -------      -------
                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents              $  7,861     $ 9,122
  Accounts receivable                       7,658       7,887
  Inventories                              10,540       9,239
  Other current assets                      4,950       2,810
                                         --------     --------
     Total current assets                  31,009      29,058

Property, plant and equipment, at cost:
  Oil and gas properties (successful
  efforts method)                       1,124,708    1,120,150
  Other                                     2,060       1,965
                                         --------     --------
                                        1,126,768    1,122,115

  Less:  accumulated depreciation and
  depletion                               813,128     801,984
                                         --------     --------
     Net property, plant and equipment    313,640     320,131

Other assets                                2,245       2,227
                                         --------     --------
                                         $346,894     $351,416
                                         ========     ========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable                       $    230     $   929
  Advances from joint venture partners      2,655       4,556
  Accrued liabilities                      13,353      11,712
  Income and other taxes                    5,354       8,866
                                         -------      -------
     Total current liabilities             21,592      26,063

Deferred income taxes                     124,731     124,259
Other liabilities                          13,551      12,692

Partners' capital                         268,346     269,728
  Less:  accumulated other comprehensive
  income                                    1,326       1,326
                                         --------     --------
                                          267,020     268,402
  Less:  demand notes receivable           80,000      80,000
                                         --------     --------
                                          187,020     188,402
                                         --------     --------
Commitments and Contingencies

                                         $346,894     $351,416
                                          =======     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                UNIMAR COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (THOUSANDS OF DOLLARS)
                          (UNAUDITED)

                                              THREE MONTHS ENDED
                                                 MARCH 31,
                                              ----------------
                                               1999       1998
                                              -----     -----
Operating activities:
Net earnings                                  $3,018    $9,219
Adjustments to reconcile to net cash provided
  by operating activities:
  Depletion, depreciation and amortization    11,144    10,769
  Deferred income taxes                          472    (1,485)
  Exploratory dry hole costs                     (8)         9
  Changes in working capital and other        (4,941)   (5,623)
                                              ------    ------
Net cash provided by operating activities      9,685    12,889
                                              ------    ------
Investment activities:
  Capital expenditures                        (4,645)   (5,181)
                                              ------    ------
Net cash used in investing activities         (4,645)   (5,181)
                                              ------    ------
Financing activities:
  Capital contributions                            -     7,000
  Capital distributions                       (4,400)  (13,000)
                                              ------    ------
Net cash used in financing activities         (4,400)   (6,000)
                                              ------    ------
Decrease in advances from joint venture
  partners                                    (1,901)   (1,239)
                                              ------    ------
Net (decrease) increase in cash and cash
  equivalents                                 (1,261)      469

Cash and cash equivalents at beginning of
  period                                       9,122     4,454
                                              ------    ------
Cash and cash equivalents at end of period    $7,861    $4,923
                                              ======    ======


SUPPLEMENTAL CASH FLOW DISCLOSURE:
----------------------------------
IPU distributions paid                         $3,126    $4,419
                                               ======    ======
Income taxes paid                             $12,311   $24,516
                                              =======   =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                UNIMAR COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                          (UNAUDITED)

(1) Unimar Company (the Company) is a general partnership organized under the Texas Uniform Partnership Act. The Company's partners are Unistar, Inc., a Delaware corporation and a wholly-owned subsidiary of Atlantic Richfield Company, and LASMO Oil & Gas, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of LASMO plc, a public limited company organized under the laws of England. Each partner shares equally in the Company's net earnings, distributions and capital contributions. See Part II. Other Information - Item 5. Other Events.

(2) These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K. In the opinion of management, the accompanying financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results on an annualized basis.

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

(3) The table below outlines the calculation of the Indonesian Participating Unit (IPU) participation payment for the first quarter of 1999.

                                           1999 First Quarter
                                        ---------------------------
                                           (Thousands of dollars)
  Positive cash flow:
    Gas receipts                                 $26,337
    Oil and condensate receipts                   6,182
    Other non-revenue cash receipts from the
    Joint Venture                                 1,657
                                                  -----
     Total positive cash flow                      34,176
                                                   ------
  Cash outflows:
    Expenditures to the Joint Venture            12,782
    Indonesian income taxes                       12,546
                                                  ------
     Total cash outflows                           25,328
                                                   ------
  Net positive cash flow from 23.125% interest
    in the Joint Venture                          $8,848
                                                  ======
  Net cash flow for the benefit of the IPU
  holders*                                        $2,156
                                                  ======
  Participation Payment per IPU*                   $0.20
                                                    ======

   * Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of March 31, 1999, there were 10,778,590 IPUs issued and outstanding.

(4) In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Standard establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This Standard is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of this Standard will not have a material impact on the Company's financial condition or results of operations.

                         UNIMAR COMPANY AND SUBSIDIARIES

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1998 annual report on Form 10-K, and condensed consolidated financial statements and notes contained in this report.

EXPIRATION OF INDONESIAN PARTICIPATING UNITS (IPUS)

   There are three quarterly periods in 1999 for which IPU holders are entitled to receive participation payments prior to the expiration of the IPUs on September 25, 1999. The following table outlines the dates for the remaining quarterly distributions:

  Quarterly Period              Record Date       Payment Date
  ----------------              -----------       ------------
  Jan. 1 - Mar. 31, 1999        May 14, 1999      Jun. 1, 1999
  Apr. 1 - Jun. 30, 1999        Aug. 13, 1999     Aug. 30, 1999
  Jul. 1 - Sep. 25, 1999        Sep. 24, 1999     Nov. 24, 1999

   The  Indenture between the Company and its transfer agent as trustee provides that the last quarterly period will run from July 1, 1999 through September  25,
1999.   With respect to the last quarterly period, the month of September's  net cash flow will be calculated for the entire month and prorated for 25 days.  The
Indenture also provides that the last quarterly period's record date will be its expiration date.  Because September 25, 1999 is a Saturday, the record date  for the last quarterly distribution will be Friday, September 24, 1999.

   The IPUs will be delisted by the American Stock Exchange in connection with their expiration. While the Company will continue to hold a 23.125% interest in the Joint Venture after the expiration of the IPUs, it is anticipated that the Company will not continue as a reporting company under the Securities Exchange
Act of 1934 after the IPUs are delisted by the American Stock Exchange.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations for the three months ended March 31, 1999 amounted to $10 million, as compared to $13 million for the same period in 1998. The decrease primarily resulted from lower sales prices and lower LNG volumes.
Capital expenditures of $5 million were spent on continued development activities in the Indonesian Joint Venture (IJV). Net distributions to the partners for the first three months of 1999 were $4 million (three months 1998, $6 million).

  The Company's ability to generate cash is primarily dependent on the prices it receives for the sale of liquefied natural gas (LNG) and, to a lesser extent, the sale of crude oil and liquefied petroleum gas (LPG). LNG is primarily sold under long term contracts whose prices are derived from a basket of Indonesian crudes. In the event cash generated from operations is not sufficient to meet capital investment and other requirements, the partners will fund any shortfall through additional cash contributions. The Company cannot predict with any degree of certainty the prices it will receive in future periods for its crude oil, LNG and LPG. The Company's financial condition, operating results and liquidity will be materially affected by any significant fluctuations in its sales prices.

     The economic and political events in Southeast Asia have not significantly affected the Company, and the IJV's production operations have continued without interruption. LNG revenue is supported by U.S. dollar-denominated, long-term take-or pay contracts, which are administered through a U.S. based trustee. The effects of the Asian economic crisis have impacted the ability of certain customers to take (or

                         UNIMAR COMPANY AND SUBSIDIARIES

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


pay for) their contracted commitments. During the latter part of 1998, Chinese
Petroleum Corporation (CPC) advised that it would be unable to take delivery of some of its contractual 1999 volumes under the Badak VI sales contract.  A tentative agreement was reached in April of this year between CPC and Pertamina for volumes that will not be taken this year.  Pursuant to the tentative settlement, CPC has agreed that these volumes will be deferred, along with compensation through additional volume purchases, to the years 2003 through
2008.  The impact to the IJV in 1999 of the volumes not taken by CPC is estimated at 4.7 billion BTUs.  The total effect of the volume reduction by CPC
is not expected to have a significant impact on the Company's earnings.   The
Company, through the Operator of the IJV, continues to closely monitor the situation both in Indonesia and throughout the Asia Pacific region to measure the effect of these events on its operating and financial condition.

  See Part II. Other Information - Item 5. Other Events.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 compared to Quarter Ended March 31, 1998
---------------------------------------------------------------------
  Net earnings were $3 million for the first quarter of 1999, as compared to $9 million for the first quarter of 1998.  In comparing the quarters, the $6 million decrease in net earnings resulted from a $14 million decrease in total revenues, a $1 million increase in operating expenses, and a $9 million decrease in income taxes.

  Revenues of $30 million for the first quarter of 1999 represented a $14 million decrease as compared to the first quarter of 1998. Of the overall decrease in revenues, approximately 58 percent resulted from lower realized prices and the remainder resulted from lower gas volumes. The weighted average crude oil basket price used to determine LNG prices was $10.80 per barrel for the first quarter of this year, or $4.40 per barrel lower than in the corresponding 1998 quarter. As a result, the average price received for LNG during the first quarter of 1999 decreased to $2.15 per million BTUs from $2.43 per million BTUs. The average realized crude oil price in the first quarter of 1999 was $12.09 per barrel, as compared to $14.50 per barrel in the corresponding 1998 quarter. The prices received by the Company for its products reflect the low trend in crude oil prices experienced over the last year.

  The IJV's share of LNG sold during the first quarter of 1999 was 53 trillion
BTUs (18.1 net equivalent cargoes), approximately 21 percent lower than the 1998 first quarter volumes of 68 trillion BTUs (23.0 net equivalent cargoes). The
IJV's total share of LNG shipments in 1999 is expected to decrease by approximately 8 percent as compared to 1998. This decline is principally due to the reduced equity terms under the amended and extended PSC, which became effective on August 8, 1998, as well as lower cost-recoverable expenditures which reduce the volumes to the IJV that are taken in kind.

  Crude oil volumes net to the Company increased from 484 thousand barrels in the first quarter of 1998 to 681 thousand barrels in the first quarter of 1999, due primarily to the timing of crude oil liftings in the current year.

  Cost of sales for the first quarter of 1999 increased by $1 million as compared to the corresponding quarter in 1998, primarily due to higher operating and depletion expenses, which were partially offset by lower seismic expenditures.

                         UNIMAR COMPANY AND SUBSIDIARIES

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Income taxes decreased by approximately $9 million due to lower taxable revenues as well as the reduction in the Indonesian tax rate under the amended and extended PSC, which became effective on August 8, 1998.

YEAR 2000 ISSUE

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

     The remediation implementation phase is approximately 50 percent complete.
The majority of remediation work will be completed by the end of June 1999.
There are a few exceptions that will be completed by October 1999.

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

     The Y2K Team is assessing third-party risk to VICO (and the Joint Venture) and preparing the appropriate contingency plans for high-risk third parties.
This phase is approximately 70 percent complete. Third-party risk can be segregated into two areas - the Production Chain and Other Services. The
Production Chain includes the Bontang LNG plant, the Santan oil terminal
(operated by UNOCAL Indonesia Company), the vessels taking deliveries of oil and gas, and the buyers' receiving terminals. VICO has assisted in several reviews of the Y2K program at the Bontang LNG plant and has provided additional instrumentation experts to the plant to assist in its remediation plans.
PERTAMINA is assisting VICO and other PSCs in verifying the Y2K compliance of all vessels and receiving terminals. Other Services include various third-party service providers and suppliers. The Y2K Team has currently completed a list that identifies all other critical third parties related to the Jakarta office and has begun this process for the East Kalimantan Field locations.

                         UNIMAR COMPANY AND SUBSIDIARIES

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Y2K Team has begun to prepare a detailed contingency plan, which will be completed by October 1999. This plan will include the following:

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

                         UNIMAR COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION


ITEM 5. Other Events
        ------------
        On April 1, 1999, Atlantic Richfield Company (ARCO) and BP Amoco plc
        (BP Amoco) announced that they had entered into an Agreement and Plan of Merger, dated March 31, 1999, under which each share of ARCO common stock will be converted into the right to receive 4.92 BP Amoco ordinary shares.  The all-share transaction is subject to various conditions set forth in the Agreement, including regulatory approvals and the consent of ARCO and BP Amoco shareholders.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

         (27)-1-   Financial Data Schedule for the three months ended March 31,
1999.

        (b)  Reports on Form 8-K

           None.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNIMAR COMPANY



                               By:  /S/ Linda A. Kubecka
                                   -----------------------------
                                    Linda A. Kubecka
                                    Member of the Management Board
                                    (Principal financial officer and the
                                    officer duly authorized to sign on behalf
                                    of the registrant.)


DATE:  May 13, 1999
       ------------



