Form 10-Q
period 1999-06-30
UNIMAR CO
filed 1999-08-13
CIK 752290

UNIMAR COMPANY

                      TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION

  ITEM 1.Financial Statements

           Condensed Consolidated Statements of Earnings
              for the Three Months and Six Months ended
              June 30, 1999 and June 30, 1998                 1

           Condensed Consolidated Balance Sheet
              as of June 30, 1999 and December 31, 1998       2

           Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1999 and
              June 30, 1998                                   3

           Notes to Condensed Consolidated Financial
              Statements as of June 30, 1999                  4


  ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations    6


PART II.  OTHER INFORMATION

  ITEM 5. Other Event                                       10

  ITEM 6.  Exhibits and Reports on Form 8-K                 10


  SIGNATURE                                                  11

               PART I.   FINANCIAL INFORMATION

               UNIMAR COMPANY AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (THOUSANDS OF DOLLARS)
                         (UNAUDITED)

                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                 JUNE 30,            JUNE 30,
                              1999     1998       1999     1998
                             ------    -----     -------  -----

  Gas revenues              $25,588  $24,549     $49,958  $63,228
  Oil and condensate revenues 7,573    9,167      16,054   18,420
  Less:  IPU Cost            (2,776)  (2,418)     (6,045)  (7,066)
                             -------  ------      ------   ------
  Total revenues             30,385   31,298      59,967   74,582
                             ------   ------      ------   ------
  Production costs            6,172    5,029      12,072    9,646
  Depletion, depreciation
    and amortization          7,802    8,598      18,943   19,322
  Exploration costs
    including dry holes         213      290         268      924
                             ------   ------      ------   ------
  Total cost of sales        14,187   13,917      31,283   29,892
                             ------   ------      ------   ------
  Operating profit           16,198   17,381      28,684   44,690

  General and administrative
    expe nses                   308       12         519      262
  Other income                  (14)     (54)        (27)    (115)
                              ------   ------      ------   ------
  Earnings before income
    taxes                    15,904   17,423      28,192   44,543

  Income tax expense (benefit)
  Current                     9,243   11,810      18,041   31,196
  Deferred                     (729)    (674)       (257)  (2,159)
                              ------   ------     ------   ------
                              8,514   11,136      17,784   29,037
                              ------  ------      ------   ------
  Net earnings               $7,390   $6,287     $10,408  $15,506
                             ======  ======      =======  ======


  See accompanying Notes to Condensed Consolidated Financial
  Statements (Unaudited).

               UNIMAR COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS)

                                         JUNE 30,   DECEMBER 31,
                                           1999         1998
                                      (UNAUDITED)
  ASSETS
                                       <C<
  Current assets:
    Cash and cash equivalents           $  9,417     $ 9,122
    Accounts receivable                    6,907       7,887
    Inventories                           13,475       9,239
    Other current assets                   3,866       2,810
                                        -------      -------
      Total current assets                33,665      29,058

  Property, plant and equipment, at cost:
    Oil and gas properties (successful
      efforts method)                  1,130,038   1,120,150
    Other                                  2,070       1,965
                                        --------     --------
                                       1,132,108   1,122,115

    Less:  accumulated depreciation
      and depletion                      821,156     801,984
                                         -------     -------
    Net property, plant and equipment    310,952     320,131

  Other assets                             2,237       2,227
                                         -------      -------
                                        $346,854    $351,416
                                         =======     ========

  LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
    Accounts payable                    $    211     $   929
    Advances from joint venture partners   4,221       4,556
    Accrued liabilities                   12,958      11,712
    Income and other taxes                 6,283       8,866
                                         -------      -------
      Total current liabilities           23,673      26,063

  Deferred income taxes                  124,002     124,259
  Other liabilities                       14,569      12,692

  Partners' capital                      265,936     269,728
    Less:  accumulated other
      comprehensive income                 1,326       1,326
                                        -------      -------
                                         264,610     268,402
    Less:  demand notes receivable        80,000      80,000
                                        -------      -------
                                         184,610     188,402
                                        --------     --------
  Commitments and Contingencies

                                        $346,854     $351,416
                                        ========     ========

  See accompanying Notes to Condensed Consolidated Financial
  Statements (Unaudited).

            UNIMAR COMPANY AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (THOUSANDS OF DOLLARS)
                         (UNAUDITED)

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                               1999    1998
  Operating activities:
  Net earnings                               $10,408   $15,506
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depletion, depreciation and amortization  19,173    19,407
    Deferred income taxes                       (257)   (2,159)
    Exploratory dry hole costs                    (8)       11
    Changes in working capital and other      (4,500)   (9,661)
                                              ------    ------
  Net cash provided by operating activities   24,816    23,104
                                              ------    ------
  Investment activities:
    Capital expenditures                      (9,986)  (12,136)
                                              ------    ------

  Net cash used in investing activities      (9,986)   (12,136)
                                             ------    -------
  Financing activities:
    Capital contributions                         -     9,000
    Capital distributions                    (14,200)  (17,800)
                                             -------   -------
  Net cash used in financing activities      (14,200)   (8,800)
                                             -------   ------
  (Decrease) Increase in advances from joint
    venture partners                            (335)    1,286
                                              ------    ------

  Net increase in cash and cash equivalents      295     3,454

  Cash and cash equivalents at beginning
    of period                                  9,122     4,454
                                              ------    ------
  Cash and cash equivalents at end of period  $9,417    $7,908
                                              ======    ======


  Supplemental cash flow disclosure:

  IPU distributions paid                      $5,282    $9,162
                                              ======    ======
  Income taxes paid                          $20,623   $38,435
                                             =======   =======


  See accompanying Notes to Condensed Consolidated Financial
  Statements (Unaudited).

           UNIMAR COMPANY AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1999
                  (UNAUDITED)


(1) Unimar Company (the Company) is a general partnership organized under the Texas Uniform Partnership Act. The Company's sole business is its 23.125 percent working interest in, and it is the operator of, a joint venture for the exploration, development and production of oil and natural gas in East Kalimantan, Indonesia, under a Production Sharing Contract with Pertamina, the state petroleum enterprise of Indonesia. The Company's partners are Unistar, Inc., a Delaware corporation and a wholly-owned subsidiary of Atlantic Richfield Company, and LASMO Oil & Gas, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of LASMO plc, a public limited company organized under the laws of England. Each partner shares equally in the Company's net earnings, distributions and capital contributions. See Part II. Other Information -
  Item 5. Other Events.

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

(3)  Including the second quarter Indonesian Participating Unit
  (IPU) payment shown below, there are two remaining periods for which IPU holders are entitled to receive participation payments until the expiration of the IPUs on September 25, 1999. See "Expiration of Indonesian Participating Units (IPUs)" in the Management's Discussion and Analysis of Financial Condition and Results of Operation. The table below outlines the calculation of the IPU participation payment for the second quarter of 1999.

                                           1999 Second Quarter
                                          (Thousands of dollars)
     Positive cash flow:
       Gas receipts                                $25,854
       Oil and condensate receipts                   8,720
       Other non-revenue cash receipts from
         the Joint Venture                           1,657
                                                     -----
       Total positive cash flow                     36,231
                                                    ------
     Cash outflows:
       Expenditures to the Joint Venture            15,486
       Indonesian income taxes                       8,796
                                                    ------
       Total cash outflows                          24,282
                                                    ------
     Net positive cash flow from 23.125%
       interest in the Joint Venture               $11,949
                                                   =======
     Net cash flow for the benefit of the
       IPU holders*                                 $2,910
                                                    ======
     Participation Payment per IPU*                  $0.27
                                                    ======

 *Each IPU is entitled to 1/14,077,747 of 32% of net positive cash flow until September 25, 1999 at which time the Units will expire with no residual value. As of June 30, 1999, there were 10,778,590 IPUs issued and outstanding.

            UNIMAR COMPANY AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 1999
                    (UNAUDITED)


(4) Comprehensive Income - There was no movement in other comprehensive income during the first six months of 1998. Accumulated other comprehensive income, which is separately identified within Partners' capital was $1,326 at June 30, 1999 and at December 31, 1998 and represented movements in the minimum pension liability.

(5) In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for fiscal years beginning after June 15, 1999. This Standard establishes standards of accounting for and disclosures of derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, an amendment to SFAS No. 133 that delayed its effective date by one year. Under the new rules, SFAS No. 133 is effective for all fiscal years
  beginning after June 15, 2000.   The Company believes that
  adoption of this Standard will not have an impact on the Company's financial condition or results of operations.

       UNIMAR COMPANY AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the business section, consolidated financial statements, notes, and management's discussion contained in the Company's 1998 annual report on Form 10-K and condensed consolidated financial statements and notes contained in this report.

  Expiration of Indonesian Participating Units (IPUs)

    Including the second quarter, there are two remaining periods in 1999 for which IPU holders are entitled to receive participation payments until the expiration of the IPUs on September 25, 1999. The following table outlines significant dates for the remaining distributions:

                         Second Quarter        Final Period
    Participation
      period       Apr. 1 - Jun. 30, 1999 Jul. 1 - Sep. 25, 1999
    Record date           Aug. 13, 1999       Sep. 24, 1999
    Payment date          Aug. 30, 1999       Nov. 24, 1999

    The Indenture between the Company and its transfer agent provides that the final period will run from July 1, 1999 through September 25, 1999, the expiration date of the IPUs. With respect to the final period, the month of September's net cash flow will be calculated for the entire month and prorated for 25 days. The Indenture also provides that the final period's record date will be its expiration date. Because September 25, 1999 is a Saturday, the record date for the final distribution will be Friday, September 24, 1999.

    The IPUs will be delisted by the American Stock Exchange on their expiration. While the Company will continue to hold a 23.125% interest in the Joint Venture after the expiration of the IPUs, the Company will not continue as a reporting company under the Securities Exchange Act of 1934 after the IPUs are delisted by the American Stock Exchange.

  Liquidity and Capital Resources

     Cash flow from operations for the six months ended June 30, 1999 amounted to $25 million, as compared to $23 million for the same period in 1998. The $2 million increase resulted primarily from a lower Indonesian tax rate and working capital movements. Capital expenditures of $10 million were spent on continued development activities in the Indonesian Joint Venture (IJV). Net distributions to the partners for the first six months of 1999 were $14 million (six months 1998, $9 million).

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

       The economic and political events in Southeast Asia have not significantly affected the Company, and the IJV's production operations have continued without interruption. LNG revenue is supported by U.S. dollar-denominated, long-term take-or pay contracts, which are administered through a U.S. based trustee. The effects of the Asian economic crisis have impacted the ability of certain customers to take (or pay for) their contracted commitments. During the latter part of 1998, Chinese Petroleum Corporation (CPC) advised that it would be unable to take delivery of some of its contractual 1999 volumes under the Badak VI sales contract. A tentative agreement was reached early this year between CPC and Pertamina for the deferral of certain cargoes into later years. It is not anticipated that this volume reduction will have

       UNIMAR COMPANY AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources (cont'd)

  a significant impact on the Company's current year earnings. The Company, through the Operator of the IJV, continues to closely monitor the situation both in Indonesia and throughout the Asia Pacific region to measure the effect of these events on its operating and financial condition.

     See Part II. Other Information - Item 5. Other Events.

  Results of Operations

  Quarter Ended June 30, 1999 compared to Quarter Ended June
  30, 1998

     Net earnings were $7 million for the second quarter of 1999, as compared to $6 million for the second quarter of 1998. The increase in earnings between the quarters resulted from a $1 million decrease in revenues offset by a $2 million decrease in income taxes.

     Total revenues of $30 million for the second quarter of 1999 decreased by $1 million as compared to the second quarter of 1998, as lower volumes offset higher prices. The weighted average crude oil basket price used to determine LNG prices was $14.67 per barrel for the second quarter of this year, or $1.68 per barrel higher than in the corresponding 1998 quarter. As a result, the average price received for LNG during the second quarter of 1999 increased to $2.26 per million BTUs from $2.10 per million BTUs. The average price received for the Company's crude oil sales during the second quarter of 1999 was $16.08 per barrel, or $2.13 per barrel higher than during the corresponding 1998 quarter. The prices received by the Company for its products reflected the trend in worldwide crude oil prices.

      LNG volumes of 46 trillion BTUs (15.5 net equivalent cargoes) net to the IJV for the second quarter of 1999 were approximately 6 percent lower than 1998 second quarter volumes of 49 trillion BTUs (16.8 net equivalent cargoes). Crude oil volumes net to the Company were 457 thousand barrels in the second quarter of 1999 (second quarter 1998, 618 thousand barrels). Lower volumes were due in part to lower overall production as well as a reduction in cost-recoverable expenditures.

     Cost of sales for the second quarter of 1999 was slightly higher than the second quarter of 1998. Operating costs increased by $1 million due to the revaluation of the Rupiah-denominated severance provision but were offset by lower depletion charges.

     Income taxes of $9 million decreased by approximately $3 million due to the lower level of taxable revenues as well as the lower Indonesian tax rate under the amended and extended PSC, which became effective on August 8, 1998.

  Six Months Ended June 30, 1999 compared to Six Months Ended
  June 30, 1998

     Net earnings were $10 million for the first six months of 1999, as compared to $16 million for the first six months of 1998. Earnings for the first half of 1999 included a $15 million decrease in total revenues and a $2 million increase in operating expenses offset by an $11 million decrease in income taxes.

     Revenues of $60 million for the first six months of 1999 were $15 million lower than last year's first half revenues, mainly due to lower gas volumes. The IJV's share of LNG sold during the first six months of 1999 was 99 trillion BTUs (33.6 net equivalent cargoes), approximately 15 percent lower than the first half 1998 volumes of 117 trillion BTUs (39.8 net equivalent cargoes). For the year 1999, LNG shipments on behalf of the Joint Venture's Production Sharing Contract (PSC) are expected to increase by 4 percent

      UNIMAR COMPANY AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations (cont'd)

  over 1998. However, the IJV's share of these shipments is expected to decline because of the reduced equity share under the amended and extended PSC, which became effective on August 8, 1998, and lower cost-recoverable expenditures. Crude oil volumes of 1.1 million barrels net to the Company for the first six months of 1999 remained unchanged from the same period last year.

     The weighted average crude oil basket price used to determine LNG prices was $12.74 per barrel for the first six months of this year, or $1.35 per barrel lower than for the first half of 1998. As a result, the average price received for LNG decreased $0.08 per million BTUs to $2.20 per million BTUs. The average price received for the Company's crude oil sales during the first six months of 1999 was $13.69 per barrel, as compared to $14.19 per barrel for the same period last year. The prices received by the Company for its products reflected the trend in worldwide crude oil prices.

     Cost of sales for the first half of 1999 increased by approximately $2 million as compared to the first half of 1998. Operating costs increased by $2 million partly due to the revaluation of the Rupiah-denominated severance provision but were offset by lower depletion charges and exploration write-offs.

     Income taxes of $18 million decreased by $11 million as compared to the first half of 1998 due to the lower level of taxable revenues as well as the lower Indonesian tax rate under the amended and extended PSC, which became effective on August 8, 1998.


  Year 2000 Issue

       The year 2000 issue (Y2K) relates to computer programs and embedded computer chips having two digits rather than four to define the applicable year. Computer programs or equipment having date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. The Company's most significant Y2K risk is through its subsidiary VICO, as operator of the Joint Venture. VICO has a comprehensive Y2K Program that was initiated in May of 1997 and appointed a special task force (the Y2K Team) to identify, assess and develop remediation plans for both internal and external Y2K problems. The Y2K Team reports regularly to VICO's Board of Directors and has the authority and resources to carry out its directive.

       The Y2K Team completed its evaluation of all internal date-sensitive systems and equipment critical to the organization in December of 1998. The assessment phase of the Program included ranking those items considered to be of low, medium and high importance according to their individual impact on the Joint Venture's business, safety, and the environment. Both information technology and embedded processors (East Kalimantan field control facilities, etc.) were analyzed. Special emphasis was given to control systems at the East Kalimantan field facilities. For all those items identified with Y2K problems, remedial action plans have been developed. The remedial planning phase of the Project was also completed in December of 1998.

       The remediation implementation phase is approximately
  95 percent complete. The majority of remediation work will be completed by the end of August 1999. There are a few exceptions that will be completed by October 1999.

       With the assistance of an outside consulting firm, VICO has recently completed the conversion of its finance and accounting systems to a year 2000 compliant system.

      UNIMAR COMPANY AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Year 2000 Issue (cont'd)

       The Y2K Team is assessing third-party risk to VICO (and the Joint Venture) and preparing the appropriate contingency plans for high-risk third parties. This phase is approximately 80 percent complete. Third-party risk can be segregated into two areas - the Production Chain and Other Services. The Production Chain includes the Bontang LNG plant, the Santan oil terminal (operated by UNOCAL Indonesia Company), the vessels taking deliveries of oil and gas, and the buyers' receiving terminals. VICO has assisted in several reviews of the Y2K program at the Bontang LNG plant and has provided additional instrumentation experts to the plant to assist in its remediation plans. PERTAMINA is assisting VICO and other PSCs in verifying the Y2K compliance of all vessels and receiving terminals. Other Services include various third-party service providers and suppliers. The Y2K Team has currently completed a list that identifies all other critical third parties related to the Jakarta office and has begun this process for the East Kalimantan Field locations.

       The Y2K Team has begun to prepare a detailed contingency plan. The plan, which is approximately 65 percent complete, includes the following:

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


               UNIMAR COMPANY AND SUBSIDIARIES


  PART II.  OTHER INFORMATION


  ITEM 5.Other Events

  On April 1, 1999, Atlantic Richfield Company (ARCO) and BP Amoco plc (BP Amoco) announced that they had entered into an Agreement and Plan of Merger dated March 31, 1999. The all-share transaction is subject to approval by ARCO and BP Amoco shareholders as well as various regulatory agencies, including the European Commission and the U.S. Federal Trade Commission.

  ITEM 6.Exhibits and Reports on Form 8-K

          (a)  Exhibits

   (27)-1-Financial Data Schedule for the six months ended
  June 30, 1999.

          (b)  Reports on Form 8-K

              None.
                    UNIMAR COMPANY AND SUBSIDIARIES


  SIGNATURE


      Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNIMAR COMPANY



                                  By: /S/ Linda A. Kubecka
                                      --------------------
                                       Linda A. Kubecka
                                       Member of the Management Board
                                      (Principal financial officer and
                                       the officer duly authorized
                                       to sign on behalf of the registrant.)


  DATE:  August 13, 1999